Form 10-K
period 2021-08-01
CAMPBELL SOUP CO
filed 2021-09-23
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
_________________________________________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
August 1, 2021	1-3822
CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Based on the closing price on the New York Stock Exchange on January 29, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $9,319,572,891. There were 301,517,743 shares of capital stock outstanding as of September 15, 2021.
Portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III.

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
Business Acquisitions and Divestitures
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
In the fourth quarter of 2021, we completed the sale of our Plum baby food and snacks business. The results of the Plum baby food and snacks business through the date of sale were reflected in continuing operations within the Meals & Beverages reportable segment.
See Note 3 to the Consolidated Financial Statements for additional information on our divestitures.
Reportable Segments
Our reportable segments are:
•Meals & Beverages, which includes the retail and foodservice businesses in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; V8 juices and beverages; and Campbell’s tomato juice. The segment also included the results of our Plum baby food and snacks business, which was sold on May 3, 2021; and
•Snacks, which consists of Pepperidge Farm cookies, crackers, fresh bakery and frozen products in U.S. retail, including Pepperidge Farm Farmhouse* cookies and bakery products, Milano* cookies and Goldfish* crackers; and Snyder’s of Hanover* pretzels, Lance* sandwich crackers, Cape Cod* and Kettle Brand* potato chips, Late July* snacks, Snack Factory pretzel crisps,* Pop Secret popcorn, Emerald nuts, and other snacking products in retail and foodservice in the U.S. and Canada. The segment includes the retail business in Latin America. This segment also included the results of our European chips business, which was sold on October 11, 2019. We refer to the * trademarks as our "power brands."
Beginning in 2022, the foodservice and Canadian portion of Snacks will be managed as part of Meals & Beverages. See Note 6 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding our reportable segments.
Ingredients and Packaging
The ingredients and packaging materials required for the manufacture of our food and beverage products are purchased from various suppliers, substantially all of which are located in North America. In the later part of 2021 and the early part of 2022, the costs of labor, raw materials, energy, fuel, packaging materials and other inputs necessary for the production and distribution of our products have rapidly increased. In addition, many of these items are subject to price fluctuations from a number of factors, including but not limited to climate change, changes in crop size, cattle cycles, herd and flock disease, crop disease, crop pests, product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, supplier capacities, government-sponsored agricultural programs and other government policy, import and export requirements (including tariffs), drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients, pandemic illness (such as the COVID-19 pandemic) and other factors that may be beyond our control during the growing and harvesting seasons. To help reduce some of this price volatility, we use a combination of purchase orders, short- and long-term contracts, inventory management practices and various commodity risk management tools for most of our ingredients and packaging. Ingredient inventories are generally at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only during certain seasons, we make commitments for the purchase of such ingredients in their respective seasons. In addition, certain of the materials required for the manufacture of our products, including steel and aluminum, have been or may be impacted by tariffs. Although we are unable to predict the impact of our ability to source these ingredients and packaging materials in the future, we expect these supply pressures to continue throughout 2022. We also expect the pressures of input cost inflation to continue into 2022. For information on the impact of inflation, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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
Our five largest customers accounted for approximately 46% of our consolidated net sales from continuing operations in 2021, 44% in 2020 and 43% in 2019. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of our consolidated net sales from continuing operations in 2021 and 2020 and 20% 2019. Both of our reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates. No other customer accounted for 10% or more of our consolidated net sales.
Trademarks and Technology
As of September 15, 2021, we owned over 3,000 trademark registrations and applications in over 160 countries. We believe our trademarks are of material importance to our business. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. We believe that our principal brands, including Campbell's, Cape Cod, Chunky, Emerald, Goldfish, Kettle Brand, Lance, Late July, Milano, Pace, Pacific Foods, Pepperidge Farm, Pop Secret, Prego, Snack Factory, Snyder's of Hanover, Spaghettios, Swanson, and V8, are protected by trademark law in the major markets where they are used.
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
Capital Expenditures
During 2021, our aggregate capital expenditures were $275 million. We expect to spend approximately $330 million for capital projects in 2022. Major capital projects based on planned spend in 2022 include a chips and cracker capacity expansion for our Snacks business and a new manufacturing line for our Meals & Beverages business.
Government Regulation
The manufacture and sale of consumer food products is highly regulated. In the U.S., our activities are subject to regulation by various federal government agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission, the Department of Labor, the Department of Commerce, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as various state and local agencies. Our business is also regulated by similar agencies outside of the U.S. We believe that we are in compliance with such laws and regulations in all material respects and do not expect that continued compliance with such laws and regulations will have a material effect on capital expenditures, earnings or our competitive position.
Environmental Matters
We have requirements for the operation and design of our facilities that meet or exceed applicable environmental rules and regulations. Of our $275 million in capital expenditures made during 2021, approximately $15 million were for compliance with environmental laws and regulations in the U.S. We further estimate that approximately $14 million of the capital expenditures anticipated during 2022 will be for compliance with U.S. environmental laws and regulations. We believe that the continued compliance with existing environmental laws and regulations (both within the U.S. and elsewhere) will not have a material effect on capital expenditures, earnings or our competitive position. In addition, we continue to monitor existing and pending environmental laws and regulations within the U.S. and elsewhere relating to climate change and greenhouse gas emissions. While the impact of these laws and regulations cannot be predicted with certainty, we do not believe that compliance with these laws and regulations will have a material effect on capital expenditures, earnings or our competitive position.
Seasonality
Demand for soup products is seasonal, with the fall and winter months usually accounting for the highest sales volume. Demand for our other products is generally evenly distributed throughout the year.
Human Capital Management
A core pillar of our strategic plan is to build a winning team and culture. To do this, we are committed to building a company where everyone can be real, and feel safe, valued and supported to do their best work. We believe that our employees are the driving force behind our success and prioritize attracting, developing and retaining diverse, world-class talent and creating an inclusive culture that embodies our purpose: Connecting people through food they love. On August 1, 2021, we had approximately 14,100 employees.
Training, Development and Engagement
We invest in our employees through training and development programs. We have partnered with leading online content experts and have recently increased internal learning development to expand our catalog of courses. A suite of training and education programs are available to employees ranging from role-specific training to education on soft skills to assist them with enhancing their careers through continuous learning. Through objective-setting, individual development plans, learning opportunities, feedback and coaching, employees are encouraged to continue their professional growth. Our education programs allow employees to focus on timely and topical development areas including leadership, management excellence, functional capabilities and inclusion and diversity. We communicate frequently and transparently with our employees through regular company-wide and business unit check-ins, and we conduct employee engagement surveys that provide our employees with an opportunity to share anonymous feedback with management in a variety of areas including confidence in leadership, growth and career opportunities, available resources, compensation and overall engagement. These surveys allow our leaders to develop action plans for their business units as well as the broader organization.

In 2021, we created the Campbell Employee Experience Framework to enhance the foundational moments that are key to an employee's career at our company - from the candidate experience and onboarding through career advancement - with a focus on ways of working and improving culture and inclusivity.
Inclusion and Diversity
We believe that having an inclusive and diverse culture strengthens our ability to recruit talent and allows all employees to thrive and succeed. Diversity of input and perspectives is an essential part of our strategic plan to build a winning team and culture and we are committed to recruiting, retaining and developing a workforce that reflects the diversity of the consumers we serve. In 2021, we accelerated our inclusion and diversity efforts and elevated work in these areas on an enterprise-wise level. We continued to build out the actionable and holistic inclusion and diversity strategy we introduced in 2020 by focusing our refined strategy on three guiding pillars:
•Capabilities - providing resources and tools to employees to build capabilities to build a winning team a culture and to drive systemic change;
•Advocacy - strengthening ally networks by supporting our employees, our partners and the communities where we live and work; and
•Accountability - having individual, management and organizational accountability and transparency about our progress on building an inclusive culture.
We also continue to provide inclusion and diversity training for employees to highlight issues that impact underrepresented communities. Throughout 2021 the board of directors (Board) received regular updates from management on our inclusion and diversity efforts.
Wellness and Safety
Our employees' health, safety and well-being are our top priorities. In response to the emergence of COVID-19, we implemented an enterprise-wise response to ensure safety. We enacted safety and sanitation measures to help ensure employees' health and well-being, embraced remote work for those who were able, and introduced enhanced sanitation, mask use, temperature checks and other protective equipment protocols and social distancing measures for our front-line employees. In addition, our Resources for Living program provides information, education tools and resources to help support our employees' physical, financial, social and emotional well-being. As part of this focus on well-being, we emphasize the need for our employees to embrace healthy lifestyles and we offer a variety of wellness education opportunities for our employees.
Total Rewards
We provide market-based competitive compensation through our salary, annual incentive and long-term incentive programs, and a robust benefits package that promotes the overall well-being of our employees. We provide a variety of resources and services to help our employees plan for retirement and provide a 401(k) plan with immediate vesting. We benchmark and establish compensation structures based on competitive market data. Individual pay is based on various factors such as an employee's role, experience, job location and contributions. Performance discussions for salaried employees are conducted throughout the year to assess contributions and inform individual development plans. We have enhanced our focus on the employee experience by highlighting key moments in the employment life-cycle and providing enhanced communications about our comprehensive offerings.
Websites
Our primary corporate website can be found at www.campbellsoupcompany.com. We make available free of charge at the Investor portion of this website (under the "About Us—Investors—Financials—SEC Filings" caption) all of our reports (including amendments) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.
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

Business and Operational Risks
The COVID-19 pandemic and related ongoing implications could adversely impact our business and results of operations
The COVID-19 pandemic has had, and could continue to have, a negative impact on financial markets, economic conditions, and portions of our industry as a result of changes in consumer behavior, retailer inventory levels, cost inflation, manufacturing and supply chain disruption, and overall macroeconomic conditions. Although our business has benefited from increased at-home consumption due to restrictions related to COVID-19, our ability to sustain heightened sales is dependent on consumer purchasing behavior. The continued availability and effectiveness of vaccines may partially mitigate the risks around the continued spread of COVID-19, however, with the spread of the COVID-19 variants, the ongoing implications of the COVID-19 pandemic could adversely impact our business and results of operations in a number of ways, including but not limited to:
•a shutdown of one or more of our manufacturing, warehousing or distribution facilities, or disruption in our supply chain, including but not limited to, as a result of illness, labor shortages, government restrictions or other workforce disruptions;
•the failure of third parties on which we rely, including but not limited to, those that supply our packaging, ingredients, equipment and other necessary operating materials, co-manufacturers and independent contractors, to meet their obligations to us, or significant disruptions in their ability to do so;
•a strain on our supply chain, which could result from short-term or sustained changes and volatility in consumer purchasing and consumption patterns that increase demand at our retail customers and exceed our production capacity for our products;
•continued volatility in commodity and other input costs, which may not be sufficiently offset by our commodity hedging activities;
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
These and other impacts of the COVID-19 pandemic could also have the effect of heightening many of the other risk factors included below in this Item 1A. The ultimate impact depends on the severity and duration of the current COVID-19 pandemic, including the emergence and spread of COVID-19 variants, the continued availability and effectiveness of vaccines and actions taken by governmental authorities and other third parties in response to the pandemic, each of which is uncertain, rapidly changing and difficult to predict. Any of these disruptions could adversely impact our business and results of operations.
If we do not fully realize the expected cost savings and/or operating efficiencies associated with our strategic initiatives, our profitability could suffer
Our future success and earnings growth depend in part on our ability to achieve the appropriate cost structure and operate efficiently in the highly competitive food industry, particularly in an environment of volatile cost inputs. We are pursuing multi-year cost savings initiatives with targeted annualized cost savings of $850 million for continuing operations by the end of 2022, which includes $295 million in synergies and run-rate cost savings from our acquisition of Snyder's-Lance. These initiatives require a substantial amount of management and operational resources. Our management team must successfully execute the administrative and operational changes necessary to achieve the anticipated benefits of these initiatives, including the integration of Snyder's-Lance in an efficient and effective manner. In some respects, our plans to achieve these cost savings continue to be refined. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Restructuring Charges and Cost Savings Initiatives" for additional information on these initiatives. We also regularly pursue cost productivity initiatives. In addition, we have recently initiated a process to drive operational excellence by transforming our supply chain capabilities to build a more resilient and agile supply chain to serve our evolving business needs while enhancing efficiency. These initiatives are focused on cost savings and productivity opportunities in procurement, manufacturing and logistics. Any failure or delaying in implementing our initiatives in accordance with our plans could adversely affect our ability to meet our long-term growth and profitability expectations and could adversely affect our business.
We may not be able to increase prices to fully offset inflationary pressures on costs, such as raw and packaging materials, labor and distribution costs
As a manufacturer of food and beverage products, we rely on plant labor, distribution resources and raw and packaging materials including tomato paste, grains, beef, poultry, dairy, potatoes and other vegetables, steel, aluminum, glass, paper and resin. In the later part of 2021 and the early part of 2022, the costs of such labor, raw materials, energy, fuel, packaging materials and other inputs necessary for the production and distribution of our products have rapidly increased. In addition, many of these materials are subject to price fluctuations from a number of factors, including but not limited to changes in crop size, cattle cycles, herd and flock disease, crop disease, crop pests, product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, supplier capacities, government-sponsored agricultural programs and other government policy, import and export requirements (including tariffs), drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients, pandemic illness (such as the COVID-19 pandemic) and other factors that may be beyond our control. Although we are unable to predict the impact on our ability to source materials in the future, we expect these supply pressures to continue into 2022. We also expect the pressures of input cost inflation to continue into 2022.
We try to pass along to customers some or all cost increases through increases in the selling prices of, or decreases in the packaging sizes of, some of our products. Higher product prices or smaller packaging sizes may result in reductions in sales volume. Consumers may be less willing to pay a price differential for our branded products and may increasingly purchase lower-priced offerings, or may forego some purchases altogether, during an economic downturn. To the extent that price increases or packaging size decreases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business results and financial condition may be adversely affected. Furthermore, we may not be able to offset any cost increases through productivity initiatives or through our commodity hedging activity.
Disruption to our supply chain could adversely affect our business
Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing, warehousing or distribution capabilities, or to the capabilities of our suppliers, contract manufacturers, logistics service providers or independent distributors. This damage or disruption could result from execution issues, as well as factors that are hard to predict or beyond our control such as increased temperatures due to climate change, water stress, extreme weather events, natural disasters, product or raw material scarcity, fire, terrorism, pandemics (such as the COVID-19 pandemic), strikes, labor shortages, cybersecurity breaches, government shutdowns, disruptions in logistics, supplier capacity constraints or other events. Commodity prices have become, and may continue to be, more volatile during the COVID-19 pandemic. Production of the agricultural commodities used in our business may also be adversely affected by drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients, crop size, cattle cycles, herd and flock disease, crop disease and crop pests. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business or financial results, particularly in circumstances when a product is sourced from a single supplier or location. Disputes with significant suppliers, contract manufacturers, logistics service providers or independent distributors, including disputes regarding pricing or performance, may also adversely affect our ability to manufacture and/or sell our products, as well as our business or financial results.
We have experienced temporary workforce disruptions in our supply chain as a result of the COVID-19 pandemic. We have implemented employee safety measures, which exceed guidance from the Centers for Disease Control and Prevention and World Health Organization, across all our supply chain facilities, including proper hygiene, enhanced sanitation, social distancing, mask use, plexiglass dividers, and temperature screenings. Even with these measures, and the availability of vaccines, given the emergence and spread of COVID-19 variants, there is continued risk that COVID-19 may spread through our workforce. Illness, labor shortages, absenteeism, or other workforce disruptions could negatively affect our supply chain, manufacturing, distribution, or other business processes. We may face additional production disruptions in the future, which may place constraints on our ability to produce products in a timely manner or may increase our costs.
Short-term or sustained increases in consumer demand at our retail customers may exceed our production capacity or otherwise strain our supply chain. Our failure to meet the demand for our products could adversely affect our business and results of operations.

Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases
Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base, caused by COVID-19 or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. In addition, we distribute our products and receive raw materials primarily by truck. Reduced availability of trucking capacity due to shortages of drivers, primarily as a result of the COVID-19 pandemic, has caused an increase in the cost of transportation for us and our suppliers. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on the company’s operations, results of operations, liquidity or cash flows.
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
We may be adversely impacted by a disruption, failure or security breach of our information technology systems
Our information technology systems are critically important to our operations. We rely on our information technology systems (some of which are outsourced to third parties) to manage our data, communications and business processes, including our marketing, sales, manufacturing, procurement, logistics, customer service, accounting and administrative functions and the importance of such networks and systems has increased due to an increase in our employees working remotely. If we do not allocate and effectively manage the resources necessary to build, sustain and protect appropriate information technology systems, our business or financial results could be adversely impacted. Furthermore, our information technology systems are subject to attack or other security breaches (including the access to or acquisition of customer, consumer, employee or other confidential information), service disruptions or other system failures. If we are unable to prevent or adequately respond to and resolve these breaches, disruptions or failures, our operations may be impacted, and we may suffer other adverse consequences such as reputational damage, litigation, remediation costs, ransomware payments and/or penalties under various data protection laws and regulations.
To address the risks to our information technology systems and the associated costs, we maintain an information security program that includes updating technology and security policies, cyber insurance, employee training, and monitoring and routine testing of our information technology systems. We believe that these preventative actions provide adequate measures of protection against security breaches and generally reduce our cybersecurity risks, however, cyber threats are constantly evolving, are becoming more sophisticated and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. We have experienced threats to our data and systems and although we have not experienced a material incident to date, there can be no assurance that these measures will prevent or limit the impact of a future incident. We may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents.
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
In addition, during the fourth quarter of 2021, we completed the sale of the Plum baby food and snacks business, and we may undertake other divestitures in the future. Any other businesses we decide to divest in the future may depend in part on our ability to identify suitable buyers, negotiate favorable financial and other contractual terms and obtain all necessary regulatory approvals on the terms expected. Potential risks of divestitures may also include:
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

Competitive and Industry Risks
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
In 2021, our five largest customers accounted for approximately 46% of our consolidated net sales from continuing operations, with the largest customer, Wal-Mart Stores, Inc. and its affiliates, accounting for approximately 21% of our consolidated net sales from continuing operations. There can be no assurance that our largest customers will continue to purchase our products in the same mix or quantities, or on the same terms as in the past. Disruption of sales to any of these customers, or to any of our other large customers, for an extended period of time could adversely affect our business or financial results.
Financial and Economic Risks
An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could adversely affect our financial results and net worth
As of August 1, 2021, we had goodwill of $3,981 million and other indefinite-lived intangible assets of $2,549 million. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized, but are tested for impairment at least annually or more frequently if impairment indicators arise. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the unit's fair value. Similarly, we test indefinite-lived intangible assets by comparing the fair value of the assets to their carrying values. Fair value for both goodwill and other indefinite-lived intangible assets is determined based on a discounted cash flow analysis. If the carrying values of the reporting unit or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired and reduced to fair value. Factors that could result in an impairment include a change in revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions or assumed royalty rates. We have experienced impairment charges in prior years. See "Significant Accounting Estimates" and Note 3 to the Consolidated Financial Statements for additional information on such impairments. If current expectations for growth rates for sales and profits are not met, or other market factors and macroeconomic conditions that could be affected by the COVID-19 pandemic or otherwise were to change, we may be required in the future to record additional impairment of the carrying value of goodwill or other indefinite-lived intangible assets, which could adversely affect our financial results and net worth.
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
We face risks related to recession, financial and credit market disruptions and other economic conditions
Customer and consumer demand for our products may be impacted by weak economic conditions, recession, equity market volatility or other negative economic factors in the U.S. or other nations. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors and might cause us to not be able to continue to have access to preferred sources of liquidity when needed or on terms we find acceptable, and our borrowing costs could increase. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets may have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties to our derivative contracts. In addition, changes in tax or interest rates in the U.S. or other nations, whether due to recession, economic disruptions or other reasons, may adversely impact us.
Legal and Regulatory Risks
We may be adversely impacted by legal and regulatory proceedings or claims
We are a party to a variety of legal and regulatory proceedings and claims arising out of the normal course of business. See Note 18 to the Consolidated Financial Statements for information regarding reportable legal proceedings. Since these actions are inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such proceedings or claims, or that our assessment of the materiality or immateriality of these matters, including any reserves taken in connection with such matters, will be consistent with the ultimate outcome of such proceedings or claims. In particular, the marketing of food products has come under increased scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive marketing under federal, state and foreign laws or regulations, including claims relating to the presence of heavy metals in food products. Additionally, the independent contractor distribution model, which is used by Pepperidge Farm and Snyder’s-Lance, has also come under increased regulatory scrutiny. Our independent contractor distribution model has also been the subject of various class and individual lawsuits in recent years. In the event we are unable to successfully defend ourselves against these proceedings or claims, or if our assessment of the materiality of these proceedings or claims proves inaccurate, our business or financial results may be adversely affected. In addition, our reputation could be damaged by allegations made in proceedings or claims (even if untrue). Furthermore, actions we have taken or may take, as a consequence of the COVID-19 pandemic, may result in investigations, legal claims or litigation against us.
Increased regulation or changes in law could adversely affect our business or financial results
The manufacture and marketing of food products is extensively regulated. Various laws and regulations govern the processing, packaging, storage, distribution, marketing, advertising, labeling, quality and safety of our food products, as well as the health and safety of our employees and the protection of the environment. In the U.S., we are subject to regulation by various federal government agencies, including but not limited to the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission, the Department of Labor, the Department of Commerce, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as various state and local agencies. We are also regulated by similar agencies outside the U.S.
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
Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business and operations
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as wheat, tomatoes, potatoes, cashews and almonds. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our cost of storing and transporting our raw materials, or disrupt production schedules.
We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain. The increasing concern over climate change may also result in more regional, federal, and/or global legal and regulatory requirements relating to climate change, including, regulating greenhouse gas emissions, alternative energy policies and sustainability initiatives, including single use plastics. In the event such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions and improve our energy efficiency and other sustainability goals, we may experience significant increases in our costs of operation and delivery. In particular, increasing regulation of utility providers, fuel emissions, or fuel suppliers could substantially increase the distribution and supply chain costs associated with our products. Additionally, consumers and customers may put an increased priority on purchasing products that are sustainably grown and made, requiring us to incur increased costs for additional transparency, due diligence and reporting. As a result, climate change could negatively affect our business and results of operations.
Actions of activist shareholders could cause us to incur substantial costs, divert management's attention and resources and have an adverse effect on our business
We were the target of activist shareholder activities in 2019. If a new activist investor purchased our stock, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist shareholders can be costly and time consuming, disruptive to our operations and divert the attention of management and our employees. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist shareholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, suppliers and strategic partners, and cause our share price to experience periods of volatility or stagnation.
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
Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The section below provides information regarding our executive officers as of September 15, 2021:

Name, Present Title & Business Experience	Age	Year First Appointed Executive Officer
Mick J. Beekhuizen, Executive Vice President and Chief Financial Officer. Executive Vice President and Chief Financial Officer, Chobani LLC (2016-2019). Executive Vice President and Chief Financial Officer, Education Management Corporation (2013-2016).	45	2020
Xavier F. Boza, Executive Vice President and Chief Human Resources Officer. Vice President, Human Resources of Campbell Soup Company (2015-2018). Regional Vice President, Human Resources of Kellogg Company (2013-2015).	57	2018
Adam G. Ciongoli, Executive Vice President, General Counsel and Chief Sustainability, Corporate Responsibility and Governance Officer. Executive Vice President and General Counsel of Lincoln Financial Group (2012-2015).	53	2015
Mark A. Clouse, President and Chief Executive Officer. Chief Executive Officer of Pinnacle Foods, Inc. (2016-2018). Chief Commercial Officer (2016) and Executive Vice President and Chief Growth Officer (2014-2016) of Mondelez International, Inc.	53	2019
Christopher D. Foley, Executive Vice President and President, Meals & Beverages. We have employed Mr. Foley in an executive or managerial capacity for at least five years.	49	2019
Robert J. Furbee, Executive Vice President, Global Supply Chain. We have employed Mr. Furbee in an executive or managerial capacity for at least five years.	59	2017
Valerie J. Oswalt, Executive Vice President and President, Snacks. Chief Executive Officer, Century Snacks (2018-2020). President, Mondelez North America Confections (2017-2018). President, Mondelez North America Sales (2015-2017).	48	2020
Craig S. Slavtcheff, Executive Vice President, Chief R&D and Innovation Officer. We have employed Mr. Slavtcheff in an executive or managerial capacity for at least five years.	54	2019

PART II
Item 5. Market for Registrant’s Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Capital Stock
Our capital stock is traded on the New York Stock Exchange under the symbol "CPB." On September 15, 2021, there were 16,311 holders of record of our capital stock.
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

The following graph compares the cumulative total shareholder return (TSR) on our stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (the S&P 500) and the Standard & Poor’s Packaged Foods Index (the S&P Packaged Foods Group). The graph assumes that $100 was invested on July 29, 2016, in each of our stock, the S&P 500 and the S&P Packaged Foods Group, and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 1, 2021.

DOLLARS
250
225
200
175
150
125
100
75
50
25
0
2016
2017
2018
2019
2020
2021
Campbell
S&P 500
S&P Packaged Foods Group

* Stock appreciation plus dividend reinvestment.

	2016	2017	2018	2019	2020	2021
Campbell	100	87	70	72	90	82
S&P 500	100	116	135	148	163	222
S&P Packaged Foods Group	100	94	88	96	104	112

Issuer Purchases of Equity Securities
.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
5/3/21 - 5/31/21	—	—	—	$250
6/1/21 - 6/30/21	557,401	$45.60	557,401	$225
7/1/21 - 7/30/21	228,832	$45.78	228,832	$214
Total	786,233	$45.65	786,233	$214

____________________________________
(1)Shares purchased are as of the trade date.
(2)Average price paid per share is calculated on a settlement basis and excludes commission.
(3)In June 2021, our Board of Directors authorized an anti-dilutive share repurchase program of up to $250 million (June 2021 program) to offset the impact of dilution from shares issued under our stock compensation programs. The June 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the June 2021 program may be made in open-market or privately negotiated transactions. In September 2021, the Board approved a new strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. The September 2021 program replaces the company's suspended $1,500 million share repurchase program, which has been cancelled.
Item 6. Reserved
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
In 2021 we continued to adapt and evolve in a dynamic environment as we advanced our strategic plan. In the first part of the fiscal year, as the COVID-19 pandemic reached its peak in many areas across North America, we experienced significantly higher sales for our retail products in both our Meals & Beverages and Snacks segments, especially in retail chains and large grocery supermarkets. This result was attributable to elevated retail demand, as consumers significantly increased their food purchases for at-home consumption, which more than offset the declines in our foodservice business during the same period. We also saw elevated repeat purchase rates and new buyers of our products, especially in our soup business. During the second half of 2021, we experienced lower sales in both our Meals & Beverages and Snacks segments as we began to cycle the demand surge that accompanied the onset of the COVID-19 pandemic, amidst intense market volatility and labor challenges. We also navigated the executional pressures of a significant transformation agenda, primarily in our Snacks division. As we begin to transition out of the COVID-19 environment, we expect that inflation and a constrained labor market will continue to be headwinds but we expect to partially mitigate these headwinds with a pricing strategy and planned productivity and cost saving programs that will allow us to deliver on our strategic initiatives.
Business Divestitures
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
In the fourth quarter of 2021, we completed the sale of our Plum baby food and snacks business. The results of the Plum baby food and snacks business through the date of sale were reflected in continuing operations within the Meals & Beverages reportable segment.
See Notes 3 and 6 to the Consolidated Financial Statements for additional information on these divestitures and reportable segments.
Strategy
Our strategy is to accelerate profitable growth by focusing on our core brands in two divisions within North America while delivering on the promise of our purpose - Connecting people through food they love. Our strategic plan is based on four pillars:

build a winning team and culture; accelerate profitable growth; fuel investments and margins with targeted cost savings; and deliver on the promise of our purpose all as further discussed below.
We plan to continue our focus on building a winning team and culture by advancing our next generation work model, prioritizing our inclusion and diversity strategy and investing in strategic capabilities and digitization that support our core brands in North America. In addition, we plan to continue to deliver on the promise of our purpose with consumer transparency initiatives, progress on our sustainability goals and strengthening our connection to the communities in which we operate.
We believe that we can accelerate our profitable growth model by continuing to grow market share and drive integrated business planning programming throughout the company. We expect to grow market share through the development of more consumer-oriented product quality, marketing and innovation plans and prioritizing growth channels and retailers within our defined portfolio roles. In addition, we expect to continue to focus on accelerating the growth of our Snacks brands while also sustaining the growth in U.S. soup and our other core brands. We expect that changes in consumer behavior driven by the COVID-19 pandemic will result in ongoing elevated consumer demand for food at home, relative to pre-pandemic levels. We plan to capitalize on this opportunity by addressing evolving consumer needs through our unique and differentiated portfolio.
We also expect to fuel investments and margins by mitigating the effects of inflation through pricing and cost productivity initiatives. We implemented price increases beginning in 2022 and continue to pursue our multi-year cost savings initiatives with targeted annualized cost savings of $850 million for continuing operations by the end of 2022, which includes $295 million in synergies and run-rate cost savings from our acquisition of Snyder's-Lance, Inc. (Snyder's-Lance). See "Restructuring Charges and Cost Savings Initiatives" for additional information on these initiatives. In addition, we have initiated the process to drive operational excellence by transforming our supply chain capabilities to enhance ways of working to build a more resilient and agile supply chain to serve our evolving business needs while maximizing efficiency.
Business Trends
Our businesses are being influenced by a variety of trends that we anticipate will continue in the future, including: changing consumer preferences; a competitive and dynamic retail environment; and cost inflation.
Our strategy is designed, in part, to capture growing consumer preferences for snacking and convenience. For example, we believe that consumers are changing their eating habits by increasing the type and frequency of snacks they consume and are continuing quick-scratch cooking and in-home eating behaviors that were driven by the COVID-19 pandemic.
Retailers continue to use their buying power and negotiating strength to seek increased promotional programs funded by their suppliers and more favorable terms, including customized products funded by their suppliers. Any consolidations among retailers would continue to create large and sophisticated customers that may further this trend. Retailers also continue to grow and promote store brands that compete with branded products, while other challenger brands drive innovation and engagement that threatens our market share.
The spread of the COVID-19 pandemic in North America has led to shifts in the growth of the retail channels in which we sell our products. Our products are largely concentrated in the traditional retail grocery trade, which prior to the pandemic, had experienced slower growth than other retail channels, such as dollar stores, drug stores, club stores and e-commerce retailers. The COVID-19 pandemic has shifted growth back to the traditional grocery trade. Although there is significant uncertainty as to how the retail channels will perform in the future, we anticipate that the growth of e-commerce, including omnichannel click and collect models, as well as alternative retail channels, such as club and dollar stores, to continue.
We have continued to monitor the impact of the COVID-19 pandemic on all aspects of our business. Throughout the first half of 2021, we experienced an increased demand for our retail products, as consumers significantly increased their food purchases for at-home consumption. In response to increased demand, we took steps, including modifying production schedules and temporarily adjusting product mix, to increase our production capacity to meet the increased demand for our retail products. This demand moderated in the second half of 2021, when we lapped the initial surge in demand at the beginning of the pandemic. We anticipate that 2022 will continue to be a dynamic macroeconomic environment, and expect input cost inflation to be significantly higher than 2021. Pricing actions and supply chain productivity initiatives introduced at the end of 2021 will mitigate a portion of this inflationary pressure, but we do not expect such benefits will fully offset the incremental costs in 2022. There still remains uncertainty around the COVID-19 pandemic and the ultimate impact depends on the severity and duration of the pandemic, including the emergence and spread of COVID-19 variants, the continued availability and effectiveness of vaccines and actions taken by government authorities and other third parties in response to the pandemic.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.
There were 53 weeks in 2020. There were 52 weeks in 2021 and 2019.
•Net sales decreased 2% in 2021 to $8,476 million. The impact of the 53rd week in 2020 was approximately 2 points.

•Gross profit, as a percent of sales, decreased to 33.2% in 2021 from 34.5% a year ago. The decrease was primarily due to higher cost inflation and other supply chain costs, as well as unfavorable product mix, partially offset by the benefits from supply chain productivity improvements, lower levels of promotional spending, mark-to-market gains on outstanding commodity hedges in the current year and the benefits of cost savings initiatives.
•Interest expense decreased to $210 million in 2021 from $345 million a year ago. The prior year included a loss of $75 million related to extinguishment of debt. After adjusting for this item, interest expense declined primarily due to lower levels of debt.
•Earnings per share from continuing operations were $3.30 in 2021, compared to $1.95 a year ago. The current year included gains of $.32 and the prior year included expenses of $1.01 per share from items impacting comparability as discussed below.
•Loss per share from discontinued operations was $.02 in 2021, compared to Earnings per share of $3.41 a year ago. The prior year included gains of $3.29 from items impacting comparability as discussed below.
Net Earnings attributable to Campbell Soup Company - 2021 Compared with 2020
The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•In 2021, we recognized gains of $165 million in Other expenses / (income) ($126 million after tax, $.41 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans. In 2020, we recognized losses of $121 million in Other expenses / (income) ($92 million after tax, $.30 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans;
•In 2021, we recognized pension settlement gains in Other expenses / (income) of $38 million ($29 million after tax, or $.10 per share). In 2020, we recognized pension settlement charges in Other expenses / (income) of $43 million ($33 million after tax, or $.11 per share). The settlements were associated with U.S. and Canadian pension plans and resulted from the level of lump sum distributions from the plans' assets;
•We implemented several cost savings initiatives in recent years. In 2021, we recorded Restructuring charges of $21 million and implementation costs and other related costs of $28 million in Administrative expenses, $3 million in Cost of products sold and $1 million in Marketing and selling expenses (aggregate impact of $40 million after tax, or $.13 per share) related to these initiatives. In 2020, we recorded Restructuring charges of $9 million and implementation costs and other related costs of $48 million in Administrative expenses, $9 million in Cost of products sold, $2 million in Marketing and selling expenses, and $1 million in Research and development expenses (aggregate impact of $52 million after tax, or $.17 per share) related to these initiatives. See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;
•In 2021, we recorded a loss in Other expenses / (income) of $11 million (and a gain of $3 million after tax, or $.01 per share) on the sale of our Plum baby food and snacks business. In 2020, we recorded a loss in Other expenses / (income) of $64 million ($37 million after tax, or $.12 per share) on the sale of our European chips business;
•In 2021, we recorded a $19 million ($.06 per share) deferred tax charge in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance;
•On April 26, 2020, we entered into an agreement to sell our limited partnership interest in Acre Venture Partners, L.P. (Acre). The transaction closed on May 8, 2020. In the third quarter of 2020, we recorded a loss in Other expenses / (income) of $45 million ($35 million after tax, or $.12 per share) as a result of the pending sale. See Note 14 to the Consolidated Financial Statements for additional information; and
•In 2020, we recorded a loss in Interest expense of $75 million ($57 million after tax, or $.19 per share) on the extinguishment of debt.
Discontinued Operations
•In 2020, we recognized net gains of $1,039 million ($1,000 million after tax, or $3.29 per share) associated with the sale of Campbell International.

The items impacting comparability are summarized below:

	2021		2020
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$1,008	$3.30	$592	$1.95
Earnings (loss) from discontinued operations	$(6)	$(.02)	$1,036	$3.41
Net earnings attributable to Campbell Soup Company(1)	$1,002	$3.29	$1,628	$5.36

Continuing operations:
Pension and postretirement benefit mark-to-market adjustments	$126	$.41	$(92)	$(.30)
Pension settlement gains (charges)	29	.10	(33)	(.11)
Restructuring charges, implementation costs and other related costs	(40)	(.13)	(52)	(.17)
Gains (charges) associated with divestitures	3	.01	(37)	(.12)
Deferred tax charge	(19)	(.06)	—	—
Investment losses	—	—	(35)	(.12)
Loss on debt extinguishment	—	—	(57)	(.19)
Impact of items on Earnings from continuing operations(1)	$99	$.32	$(306)	$(1.01)

Discontinued operations:
Gains associated with divestitures	$—	$—	$1,000	$3.29
Impact of items on Earnings (loss) from discontinued operations	$—	$—	$1,000	$3.29
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Earnings from continuing operations were $1,008 million ($3.30 per share) in 2021, compared to $592 million ($1.95 per share) in 2020. After adjusting for items impacting comparability, earnings from continuing operations increased reflecting lower marketing and selling expenses, lower interest expense and higher other income, partially offset by a lower gross profit performance and the decline in sales. The additional week contributed approximately $.04 per share to Earnings from continuing operations in 2020. Current year earnings included $50 million ($38 million after tax, or $.12 per share) of mark-to-market gains on outstanding commodity hedges.
See "Discontinued Operations" for additional information.
Net Earnings attributable to Campbell Soup Company - 2020 Compared with 2019
In addition to the 2020 items that impacted comparability of Net earnings discussed above, the following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•In 2019, we recognized losses of $122 million in Other expenses / (income) ($93 million after tax, or $.31 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans;
•In 2019, we recognized a pension settlement charge in Other expenses / (income) of $28 million ($22 million after tax, or $.07 per share) associated with a U.S. pension plan. The settlement resulted from the level of lump sum distributions from the plan's assets;
•In 2019, we recorded Restructuring charges of $31 million and implementation costs and other related costs of $62 million in Administrative expenses, $18 million in Cost of products sold, $7 million in Marketing and selling expenses, and $3 million in Research and development expenses (aggregate impact of $92 million after tax, or $.30 per share) related to the cost savings initiatives discussed above. See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;
•In 2019, we recorded a tax charge of $2 million ($.01 per share) related to a transition tax on unremitted foreign earnings under the enactment of the Tax Cuts and Jobs Act (the Act); and
•In the fourth quarter of 2019, we performed an assessment on the assets within the European chips business and recorded a non-cash impairment charge of $16 million ($13 million after tax, or $.04 per share) on intangible assets in Other expenses / (income).

Discontinued Operations
•In 2019, we incurred pre-tax expenses of $32 million associated with the sale process of Campbell Fresh, including transaction costs. In addition, we recorded tax expense of $29 million as deferred tax assets on Bolthouse Farms were not realizable. The aggregate impact was $51 million after tax, or $.17 per share. In 2019, we also incurred costs of $12 million ($10 million after tax, or $.03 per share) associated with the planned divestiture of Campbell International. The total aggregate impact was $61 million after tax, or $.20 per share;
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
In 2019, total non-cash impairment charges recorded were $377 million ($287 million after tax, or $.95 per share).
The items impacting comparability are summarized below:

	2020		2019
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$592	$1.95	$474	$1.57
Earnings (loss) from discontinued operations	$1,036	$3.41	$(263)	$(.87)
Net earnings attributable to Campbell Soup Company	$1,628	$5.36	$211	$.70

Continuing operations:
Pension and postretirement benefit mark-to-market adjustments	$(92)	$(.30)	$(93)	$(.31)
Pension settlement charges	(33)	(.11)	(22)	(.07)
Restructuring charges, implementation costs and other related costs	(52)	(.17)	(92)	(.30)
Charges associated with divestiture	(37)	(.12)	—	—
Investment losses	(35)	(.12)	—	—
Loss on debt extinguishment	(57)	(.19)	—	—
Tax reform	—	—	(2)	(.01)
Impairment charges	—	—	(13)	(.04)
Impact of items on Earnings from continuing operations(1)	$(306)	$(1.01)	$(222)	$(.74)

Discontinued operations:
Gains (charges) associated with divestitures	$1,000	$3.29	$(61)	$(.20)
Pension benefit mark-to-market adjustments	—	—	(9)	(.03)
Impairment charges	—	—	(287)	(.95)
Impact of items on Earnings (loss) from discontinued operations	$1,000	$3.29	$(357)	$(1.18)
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
DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

				% Change
(Millions)	2021	2020	2019	2021/2020	2020/2019
Meals & Beverages	$4,532	$4,646	$4,252	(2)	9
Snacks	3,944	4,045	3,854	(2)	5
Corporate	—	—	1	—	n/m
	$8,476	$8,691	$8,107	(2)	7
__________________________________________
n/m - Not meaningful.

An analysis of percent change of net sales by reportable segment follows:

2021 versus 2020	Meals & Beverages(2)	Snacks(2)	Total(2)
Volume and mix	(2)%	(2)%	(2)%
Price and sales allowances	—	1	—
Decreased/(increased) promotional spending(1)	1	1	1
Divestiture	—	(1)	—
Estimated impact of 53rd week	(2)	(2)	(2)
	(2)%	(2)%	(2)%

2020 versus 2019	Meals & Beverages(2)	Snacks	Total
Volume and mix	8%	6%	7%
Price and sales allowances	1	—	—
Decreased/(increased) promotional spending(1)	(1)	—	(1)
Divestiture	—	(3)	(1)
Estimated impact of 53rd week	2	2	2
	9%	5%	7%
__________________________________________
(1)Represents revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In 2021, Meals & Beverages sales decreased 2%. Excluding the impact of the 53rd week, sales decreased primarily due to declines in foodservice, partially offset by gains in V8 beverages. Foodservice sales were negatively impacted by shifts in consumer behavior and continued COVID-19 related restrictions. Including a 1-point impact from the additional week, sales of U.S. soup decreased 1% due to declines in condensed soups and ready-to-serve soups, partially offset by gains in broth.
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

In 2021, Snacks sales decreased 2%. Excluding the impact of the 53rd week and the divestiture of the European chips business, sales were comparable driven by volume declines mostly offset by lower levels of promotional spending as well as favorable price and sales allowances. Declines in Lance sandwich crackers and partner brands were mostly offset by gains in salty snacks, including Late July snacks and Snack Factory pretzel crisps, and in Goldfish crackers. Partner brands consist of third-party branded products that we sell.
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
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $188 million in 2021 from 2020 and increased by $306 million in 2020 from 2019. As a percent of sales, gross profit was 33.2% in 2021, 34.5% in 2020 and 33.2% in 2019.
The 1.3 percentage-point decrease and the 1.3 percentage-point increase in gross profit percentage in 2021 and 2020, respectively, were due to the following factors:

	Margin Impact
	2021	2020
Cost inflation, supply chain costs and other factors(1)	(3.4)	(0.8)
Mix	(0.2)	0.7
Price and sales allowances	(0.1)	0.3
Lower restructuring-related costs	0.1	0.1
Lower/(higher) level of promotional spending	0.8	(0.4)
Productivity improvements	1.5	1.4
	(1.3)%	1.3%
__________________________________________
(1)2021 includes an estimated positive margin impact of a 0.6 benefit from the change in mark-to-market adjustments on outstanding commodity hedges and 0.5 from the benefit of cost savings initiatives, which were more than offset by cost inflation and other factors. 2020 includes an estimated positive margin impact of 1.3 from the benefit of cost savings initiatives and operating leverage, which was more than offset by cost inflation and other factors, including the impact of COVID-19.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 9.6% in 2021, 10.9% in 2020 and 10.4% in 2019. Marketing and selling expenses decreased 14% in 2021 from 2020. The decrease was primarily due to lower advertising and consumer promotion expense (approximately 7 percentage points); increased benefits from cost savings initiatives (approximately 2 percentage points); lower incentive compensation (approximately 2 percentage points); lower selling expenses (approximately 1 percentage point) and lower costs related to marketing overhead (approximately 1 percentage point). The decrease in advertising and consumer promotion expense was primarily due to elevated levels in the prior year.
Marketing and selling expenses increased 12% in 2020 from 2019. The increase was primarily due to higher advertising and consumer promotion expense (approximately 14 percentage points); higher selling expenses (approximately 2 percentage points); higher incentive compensation (approximately 1 percentage point); and higher costs related to marketing overhead (approximately 1 percentage point), partially offset by increased benefits from cost savings initiatives (approximately 5 percentage points) and lower costs associated with cost savings initiatives (approximately 1 percentage point). The increase in advertising and consumer promotion expense was primarily in Meals & Beverages due to increased support of U.S. soup, and in Snacks due to increased support of key brands.
Administrative Expenses
Administrative expenses as a percent of sales were 7.1% in 2021, 7.2% in 2020 and 7.5% in 2019. Administrative expenses decreased 4% in 2021 from 2020. The decrease was primarily due to lower incentive compensation (approximately 4 percentage points); lower costs associated with cost savings initiatives (approximately 3 percentage points); increased benefits from cost savings initiatives (approximately 2 percentage points) and higher charitable contributions in the prior year (approximately 2 percentage points), partially offset by higher information technology costs (approximately 4 percentage points); higher inflation and other factors (approximately 2 percentage points) and higher benefit-related costs (approximately 1 percentage point).

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
Other Expenses / (Income)
Other income in 2021 included the following:
•$285 million of net periodic benefit income, including gains of $165 million on pension and postretirement benefit mark-to-market adjustments and pension settlement gains of $38 million;
•$27 million of income from transition services fees;
•$42 million of amortization of intangible assets; and
•$11 million loss on the sale of the Plum baby food and snacks business.
Other expenses in 2020 included the following:
•$73 million of net periodic benefit expense, including losses of $121 million on pension and postretirement benefit mark-to-market adjustments and pension settlement charges of $43 million;
•$64 million loss on the sale of the European chips business;
•$45 million loss on Acre;
•$43 million of amortization of intangible assets; and
•$10 million of income from transition services fees.
Other expenses in 2019 included the following:
•$71 million of net periodic benefit expense, including losses of $122 million on pension and postretirement benefit mark-to-market adjustments and a pension settlement charge of $28 million;
•$48 million of amortization of intangible assets; and
•$16 million non-cash impairment charge related to the European chips business.
Operating Earnings
Segment operating earnings decreased 6% in 2021 from 2020 and increased 8% in 2020 from 2019.
An analysis of operating earnings by segment follows:

				% Change
(Millions)	2021	2020	2019	2021/2020	2020/2019
Meals & Beverages	$899	$983	$895	(9)	10
Snacks	537	551	522	(3)	6
	1,436	1,534	1,417	(6)	8
Corporate income (expense)	130	(418)	(407)
Restructuring charges(1)	(21)	(9)	(31)
Earnings before interest and taxes	$1,545	$1,107	$979
__________________________________________
(1)See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages decreased 9% in 2021 versus 2020. The decrease was primarily due to lower gross profit performance and sales declines, partially offset by lower marketing and selling expenses and administrative expenses. Gross profit performance was impacted by higher cost inflation and other supply chain costs, as well as unfavorable product mix, partially offset by the benefits of supply chain productivity improvements and lower levels of promotional activity.
Operating earnings from Meals & Beverages increased 10% in 2020 versus 2019. The increase was primarily due to sales gains, including the benefit of the additional week, and improved gross profit performance, partially offset by increased marketing support and higher administrative expenses. Gross profit performance was impacted by the benefits of supply chain productivity improvements and cost savings initiatives, as well as improved operating leverage and favorable product mix, partially offset by higher cost inflation and other supply chain costs, including COVID-19 related costs incurred in the second half of 2020.

Operating earnings from Snacks decreased 3% in 2021 versus 2020. The decrease was primarily due to lower gross profit performance and sales declines, partially offset by lower marketing and selling expenses. Gross profit performance was impacted by higher cost inflation and other supply chain costs, partially offset by the benefits of supply chain productivity improvements and cost savings initiatives as well as lower levels of promotional spending.
Operating earnings from Snacks increased 6% in 2020 versus 2019. The increase primarily due to sales gains, including the benefit of the additional week, improved gross profit performance, partially offset by increased marketing support. Gross profit performance was impacted by the benefits of supply chain productivity improvements and cost savings initiatives, as well as favorable product mix and improved operating leverage, partially offset by higher cost inflation and other supply chain costs, including COVID-19 related costs incurred in the second half of 2020.
Corporate income in 2021 included the following:
•$165 million of gains on pension and postretirement benefit mark-to-market adjustments;
•pension settlement gains of $38 million;
•costs of $32 million related to the cost savings initiatives; and
•a loss of $11 million from the sale of the Plum baby food and snacks business.
Corporate expense in 2020 included the following:
•$121 million of losses on pension and postretirement benefit mark-to-market adjustments;
•a loss of $64 million from the sale of the European chips business;
•costs of $60 million related to the cost savings initiatives;
•a loss of $45 million on Acre; and
•pension settlement charges of $43 million.
Corporate expense in 2019 included the following:
•$122 million of losses on pension and postretirement benefit mark-to-market adjustments;
•costs of $90 million related to the cost savings initiatives;
•a pension settlement charge of $28 million; and
•non-cash impairment charge of $16 million related to the European chips business.
Excluding these amounts, the remaining change from 2020 to 2021 was primarily due to $50 million of mark-to-market gains on outstanding commodity hedges in the current year.
Excluding these amounts, the remaining decrease in costs in 2020 from 2019 was primarily due to higher other income and lower administrative expenses.
Interest Expense
Interest expense decreased to $210 million in 2021 from $345 million in 2020. The decrease in interest expense was due to a loss on extinguishment of debt of $75 million in the prior year and lower levels of debt.
Interest expense decreased to $345 million in 2020 from $356 million in 2019. The decrease in interest expense was due to lower levels of debt and lower average interest rates on the debt portfolio, partially offset by a loss on extinguishment of debt of $75 million.
Taxes on Earnings
The effective tax rate was 24.6% in 2021, 22.7% in 2020 and 24.2% in 2019.
The increase in the effective tax rate in 2021 from 2020 was primarily due to a $19 million deferred tax charge recognized in the second quarter of 2021 in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance and a $27 million tax benefit on the $64 million loss on the sale of the European chips business in the prior year.
The decrease in the effective rate in 2020 from 2019 was primarily due to the tax benefit on the sale of the European chips business.
Two-Year Comparison of Results from Continuing Operations - 2021 versus 2019
With the continued impact from the COVID-19 pandemic in 2021, we experienced significantly higher sales of our retail products in both our Meals & Beverages and Snacks segments as consumers increased food purchases for at-home consumption. For additional context on our net sales performance and earnings from continuing operations performance, including items impacting comparability as previously discussed, see below for comparison of our current results to 2019, before the pandemic.
Net sales increased 5% to $8,476 million in 2021 from $8,107 million in 2019. An analysis of net sales by reportable segment follows:

			% Change
(Millions)	2021	2019	2021/2019	Impact of Divestitures
Meals & Beverages	$4,532	$4,252	7	(1)
Snacks	3,944	3,854	2	(3)
Corporate	—	1	n/m	n/m
	$8,476	$8,107	5	(2)
__________________________________________
n/m - Not meaningful.
Earnings from continuing operations and the items impacting comparability are summarized below:

	2021		2019
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$1,008	$3.30	$474	$1.57

Continuing operations:
Pension and postretirement benefit mark-to-market adjustments	$126	$.41	$(93)	$(.31)
Pension settlement gains (charges)	29	.10	(22)	(.07)
Restructuring charges, implementation costs and other related costs	(40)	(.13)	(92)	(.30)
Gains associated with divestiture	3	.01	—	—
Deferred tax charge	(19)	(.06)	—	—
Tax reform	—	—	(2)	(.01)
Impairment charges	—	—	(13)	(.04)
Impact of items on Earnings from continuing operations(1)	$99	$.32	$(222)	$(.74)
__________________________________________
(1)Sum of the individual amounts may not add due to rounding
Restructuring Charges and Cost Savings Initiatives
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

A summary of charges recorded in Earnings from continuing operations related to these initiatives is as follows:

(Millions, except per share amounts)	2021	2020	2019	Recognized as of August 1, 2021
Restructuring charges	$21	$9	$31	$259
Administrative expenses	28	48	62	339
Cost of products sold	3	9	18	79
Marketing and selling expenses	1	2	7	13
Research and development expenses	—	1	3	4
Total pre-tax charges	$53	$69	$121	$694

Aggregate after-tax impact	$40	$52	$92
Per share impact	$.13	$.17	$.30
A summary of the pre-tax costs in Earnings from continuing operations associated with the initiatives is as follows:

(Millions)	Recognized as of August 1, 2021
Severance pay and benefits	$222
Asset impairment/accelerated depreciation	82
Implementation costs and other related costs	390
Total	$694
A summary of the pre-tax costs in Earnings (loss) from discontinued operations associated with these initiatives is as follows:

(Millions)	Recognized as of August 1, 2021
Severance pay and benefits	$19
Implementation costs and other related costs	4
Total	$23
As of April 28, 2019, we incurred substantially all of the costs for actions associated with discontinued operations. All of the costs were cash expenditures.
The total estimated pre-tax costs for actions associated with continuing operations are approximately $710 million to $730 million. This estimate will be updated as costs continue to be developed. The majority of the remaining costs will be incurred in 2022.
We expect the costs for actions associated with continuing operations to consist of the following: approximately $220 million to $225 million in severance pay and benefits; approximately $85 million in asset impairment and accelerated depreciation; and approximately $405 million to $420 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 31%; Snacks - approximately 45%; and Corporate - approximately 24%.
Of the aggregate $710 million to $730 million of pre-tax costs associated with continuing operations, we expect approximately $610 million to $630 million will be cash expenditures. In addition, we expect to invest approximately $435 million in capital expenditures through 2022, of which we invested $401 million as of August 1, 2021. The capital expenditures primarily relate to a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of information technology infrastructure and applications and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to fund the costs through cash flows from operations and short-term borrowings.

We expect the initiatives for actions associated with continuing operations, once all phases are implemented, to generate annual ongoing savings of approximately $850 million by the end of 2022. The annual pre-tax savings associated with continuing operations generated were as follows:

(Millions)	2021	2020	2019	2018	2017	2016	2015
Total pre-tax savings	$805	$725	$560	$395	$325	$215	$85
The initiatives for actions associated with discontinued operations generated pre-tax savings of over $90 million in 2019.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

(Millions)	2021	Costs Incurred to Date
Meals & Beverages	$3	$223
Snacks	48	299
Corporate	2	172
Total	$53	$694
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
Results of discontinued operations were as follows:

	Campbell International		Campbell Fresh
(Millions)	2020	2019	2019
Net sales	$359	$1,046	$756

Impairment charges	$—	$17	$360

Earnings (loss) before taxes from operations	$53	$120	$(359)
Taxes on earnings (loss) from operations	17	41	(78)
Gain (loss) on sales of businesses / costs associated with selling the businesses	1,039	(12)	(32)
Tax expense (benefit) on sales / costs associated with selling the businesses	39	(2)	19
Earnings (loss) from discontinued operations	$1,036	$69	$(332)
In the third quarter of 2021, we recognized a $6 million Loss from discontinued operations due to tax expense from return-to-provision adjustments related to the sale of Campbell International.
In 2020, Campbell International sales and earnings from operations decreased reflecting the sales of the businesses.
The sale of the Arnott's and other international operations resulted in a substantial capital gain for tax purposes. We were able to utilize capital losses in 2020, which were offset with valuation allowances as of July 28, 2019, to offset the capital gain.
In the fourth quarter of 2019, as part of our annual review of intangible assets, we recognized an impairment charge of $7 million on a trademark and $10 million on goodwill in Kelsen due to a lower long-term outlook for sales and the pending sale of the business.

In 2019, we recorded non-cash impairment charges of $360 million ($275 million after tax, or $.91 per share) on the reporting units in Campbell Fresh. See "Significant Accounting Estimates" for additional information.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We generated cash flows from operations of $1,035 million in 2021, compared to $1,396 million in 2020. The decline in 2021 was primarily due to changes in working capital, mostly from a significant increase in accounts payable in the prior year and lower accrued liabilities in the current year.
We generated cash flows from operations of $1,396 million in 2020, compared to $1,398 million in 2019. The decline in 2020 was primarily due changes in working capital, mostly offset by higher cash earnings and lower other cash payments.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements. We had negative working capital of $119 million as of August 1, 2021, and $690 million as of August 2, 2020. Total debt maturing within one year was $48 million as of August 1, 2021, and $1,202 million as of August 2, 2020.
Capital expenditures were $275 million in 2021, $299 million in 2020 and $384 million in 2019. Capital expenditures in 2021 were lower than 2020 due to capital expenditures associated with discontinued operations in 2020. Capital expenditures in 2020 were lower than 2019 reflecting delays in certain projects impacted by the spread of the COVID-19 pandemic. Capital expenditures are expected to total approximately $330 million in 2022. Capital expenditures in 2021 included the implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, chip capacity expansion projects, a Milano cookie capacity expansion project, and a Goldfish cracker capacity expansion project. Capital expenditures in 2020 included the implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, a Milano cookie capacity expansion project, chip capacity expansion projects, and a Goldfish cracker capacity expansion project. Capital expenditures in 2019 included a U.S. warehouse optimization project, replacement of a Pepperidge Farm refrigeration system, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, a Snyder's-Lance regional distribution center, a Milano cookie capacity expansion project, and a Goldfish cracker capacity expansion project.
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
On May 3, 2021, we completed the sale of our Plum baby food and snacks business for $101 million, subject to certain post-closing adjustments.
Dividend payments were $439 million in 2021, $426 million in 2020 and $423 million in 2019. Annual dividends declared were $1.46 per share in 2021, and $1.40 per share in 2020 and in 2019. The 2021 fourth quarter dividend was $.37 per share.

We suspended our share repurchases as of the second quarter of 2018. In June 2021, the Board authorized a new anti-dilutive share repurchase program of up to $250 million (June 2021 program) to offset the impact of dilution from shares issued under our stock compensation programs. The June 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the anti-dilutive program may be made in open-market or privately negotiated transactions. We repurchased approximately 1 million shares at a cost of $36 million in 2021 under the June 2021 program. In September 2021, the Board approved a new strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. The September 2021 program replaces the suspended $1,500 million share repurchase program, which has been cancelled. See Note 16 to the Consolidated Financial Statements and "Market for Registrant's Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities" for additional information.
On April 24, 2020, we issued senior unsecured notes in an aggregate principal amount of $1,000 million, consisting of $500 million aggregate principal amount of notes bearing interest at a fixed rate of 2.375% per annum, due April 24, 2030, and $500 million aggregate principal amount of notes bearing interest at a fixed rate of 3.125% per annum, due April 24, 2050. On May 1, 2020, we used $300 million of the net proceeds to repay $300 million of borrowings outstanding under a revolving credit facility.
In March 2021, we repaid our 3.30% $321 million notes and floating rate $400 million notes, and in May 2021, we repaid our 8.875% $200 million notes. The repayments were funded with available cash and commercial paper issuances.
In August 2019, we repaid and terminated the AUD $335 million, or $227 million, balance outstanding under our single-draw syndicated facility. The repayment was funded through the issuance of commercial paper.
As of August 1, 2021, we had $48 million of short-term borrowings due within one year, of which $37 million was comprised of commercial paper borrowings. As of August 1, 2021, we issued $36 million of standby letters of credit. On November 2, 2020, we entered into a committed revolving credit facility totaling $1,850 million that matures on November 2, 2023. This facility remained unused at August 1, 2021, except for $1 million of standby letters of credit that we issued under it. The facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the credit facility) of not less than 3.25:1.00, measured quarterly, and customary events of default for credit facilities of this type. Loans under this facility will bear interest at the rates specified in the facility, which vary based on the type of loan and certain other customary conditions. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
We are in compliance with the covenants contained in our credit facilities and debt securities.
In September 2020, we filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement we may issue debt securities from time to time, depending on market conditions.
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
Contractual Obligations
The following table summarizes our obligations and commitments to make future payments under certain contractual obligations as of August 1, 2021. For additional information on debt, see Note 12 to the Consolidated Financial Statements. Purchase commitments represent purchase orders and long-term purchase arrangements related to the procurement of ingredients, supplies, machinery, equipment and services. These commitments are not expected to have a material impact on liquidity. Other long-term liabilities primarily represent payments related to deferred compensation obligations. For additional information on other long-term liabilities, see Note 19 to the Consolidated Financial Statements.

	Contractual Payments Due by Fiscal Year
(Millions)	Total	2022	2023-2024	2025-2026	Thereafter
Debt obligations(1)	$5,096	$48	$1,030	$1,155	$2,863
Interest payments(2)	2,056	184	318	245	1,309
Derivative payments(3)	3	3	—	—	—
Operating leases(4)	255	59	87	46	63
Purchase commitments	1,335	1,079	190	66	—
Other long-term payments(5)	142	—	64	30	48
Total	$8,887	$1,373	$1,689	$1,542	$4,283

_______________________________________
(1)Excludes unamortized net discount/premium on debt issuances and debt issuance costs. For additional information on debt obligations, see Note 12 to the Consolidated Financial Statements.
(2)Includes interest payments on long-term debt and finance leases.
(3)Represents payments of foreign exchange forward contracts.
(4)For additional information on operating leases, see Note 10 to the Consolidated Financial Statements.
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
Off-Balance Sheet Arrangements and Other Commitments
We guarantee approximately 4,900 bank loans made to independent contractor distributors by third-party financial institutions for the purchase of distribution routes. The maximum potential amount of the future payments under existing guarantees we could be required to make is $488 million as of August 1, 2021. Our guarantees are indirectly secured by the distribution routes. We do not expect that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed.
INFLATION
We are exposed to the impact of inflation on our cost of products sold. We use a number of strategies to mitigate the effects of cost inflation including increasing prices, commodity hedging and pursuing cost productivity initiatives. We experienced higher inflation in 2021, and expect to experience increased inflation in 2022. Pricing actions and supply chain productivity initiatives introduced at the end of 2021 will mitigate a portion of this inflationary pressure, but we do not expect such benefits will fully offset the incremental costs in 2022.
MARKET RISK SENSITIVITY
The principal market risks to which we are exposed are changes in foreign currency exchange rates, interest rates and commodity prices. In addition, we are exposed to equity price changes related to certain deferred compensation obligations. We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. We manage our foreign currency exposures by utilizing foreign exchange forward contracts. We enter into foreign exchange forward contracts for periods consistent with related underlying exposures, and the contracts do not constitute positions independent of those exposures. We do not enter into derivative contracts for speculative purposes and do not use leveraged instruments.
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, soybean oil, diesel fuel, natural gas, aluminum, cocoa, soybean meal, corn and butter.
The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of August 1, 2021. Fair values included herein have been determined based on quoted market prices or pricing models using current market rates. The information presented below should be read in conjunction with Notes 12, 13 and 15 to the Consolidated Financial Statements.
The following table presents principal cash flows and related interest rates by fiscal year of maturity for debt obligations. Interest rates disclosed on variable-rate debt represent the weighted-average rates at August 1, 2021.

	Expected Fiscal Year of Maturity							Fair Value
(Millions)	2022	2023	2024	2025	2026	Thereafter	Total
Debt(1)
Fixed rate	$11	$1,025	$5	$1,152	$3	$2,863	$5,059	$5,576
Weighted-average interest rate	0.89%	3.12%	0.79%	3.77%	0.56%	3.80%	3.65%
Variable rate	$37	$—	$—	$—	$—	$—	$37	$37
Weighted-average interest rate	0.22%	—%	—%	—%	—%	—%	0.22%
_______________________________________
(1)Expected maturities exclude unamortized net discount/premium on debt issuances and debt issuance costs.
As of August 2, 2020, fixed-rate debt of approximately $5,560 million with an average interest rate of 3.83% and variable-rate debt of approximately $680 million with an average interest rate of 1.42% were outstanding.

We are exposed to foreign exchange risk, primarily the Canadian dollar, related to third-party transactions and intercompany transactions. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The notional amounts of the contracts as of August 1, 2021, and August 2, 2020, were $147 million and $183 million, respectively. The aggregate fair value of all contracts was a loss of $2 million as of August 1, 2021, and a loss of $1 million as of August 2, 2020. A hypothetical 10% fluctuation in exchange rates would impact the fair value of our outstanding foreign exchange contracts by $17 million as of August 1, 2021, and $20 million as of August 2, 2020, which would generally be offset by inverse changes on the underlying hedged items.
We enter into commodity futures, options and swap contracts, and a supply contract under which prices for certain raw materials are established based on anticipated volume requirements to reduce the volatility of price fluctuations for commodities. As of August 1, 2021, the total notional amount of the contracts was $246 million, and the aggregate fair value of these contracts was a gain of $53 million. As of August 2, 2020, the total notional amount of these contracts was $171 million, and the aggregate fair value of these contracts was a loss of $2 million. A hypothetical 10% fluctuation in commodity prices would impact the fair value of our outstanding commodity contracts by $30 million as of August 1, 2021, and $17 million as of August 2, 2020, which would generally be offset by inverse changes on the underlying hedged items.
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index Institutional Plus Shares, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either: the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index Institutional Plus Shares; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. As of June 2021, we no longer hedge our exposure linked to the total return of our capital stock. The notional amount of the contracts was $29 million as of August 1, 2021, and $22 million as of August 2, 2020. The fair value of these contracts was a gain of $3 million as of August 1, 2021, and a gain of $4 million as of August 2, 2020 A hypothetical 10% fluctuation in equity price changes would impact the fair value of our outstanding swap contracts by $3 million as of August 1, 2021, and August 2, 2020, which would generally be offset by inverse changes on the underlying hedged items.
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
Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to the carrying value. Fair value is determined using a relief from royalty valuation method based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average costs of capital, and assumed royalty rates. If the carrying value exceeds fair value, an impairment charge will be recorded to reduce the asset to fair value.
2021 Assessments
Continuing Operations
As of August 1, 2021, the carrying value of goodwill was $3,981 million. Based on our assessments, all of our reporting units fair values significantly exceeded their carrying values.
As of August 1, 2021, the carrying value of indefinite-lived trademarks was $2,549 million as detailed below:

(Millions)	Various Other Snyder's-Lance	Snyder's of Hanover	Lance	Pace	Pacific Foods
Carrying value	$1,007	$620	$350	$292	$280
Holding all other assumptions constant, changes in the assumptions below would reduce fair value of these trademarks and result in impairment charges of approximately:

(Millions)	Various Other Snyder's-Lance	Snyder's of Hanover	Lance	Pace	Pacific Foods
1% increase in the weighted-average cost of capital	$10	$—	$—	$—	$—
1% reduction in revenue growth	$20	$—	$—	$—	$—
1% decrease in royalty rate	$55	$—	$—	$—	$—
While the 1% changes in assumptions would not result in impairment charges on certain trademarks as indicated above, some changes would substantially reduce the excess coverage of fair value over carrying value to less than 10% for the Pace, Pacific Foods, and Lance trademarks. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance, assumed royalty rates, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The actual cash flows could differ materially from management’s estimates due to changes in business conditions, operating performance, and economic conditions.
If assumptions are not achieved or market conditions decline, potential additional impairment charges could result. We will continue to monitor the valuation of our long-lived assets.
2019 Impairment charges
Discontinued Operations
In the first quarter of 2019, we recorded an impairment charge of $14 million on the U.S. refrigerated soup plant assets.
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
The discount rate is established as of our fiscal year-end measurement date. In establishing the discount rate, we review published market indices of high-quality debt securities, adjusted as appropriate for duration. In addition, independent actuaries apply high-quality bond yield curves to the expected benefit payments of the plans. We use a full yield curve approach to estimate service cost and interest cost by applying the specific spot rates along the yield curve used to determine the benefit obligation of the relevant projected cash flows.
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
Net periodic pension and postretirement expense (income) was $(267) million in 2021, $93 million in 2020 and $103 million in 2019.
Significant weighted-average assumptions as of the end of the year were as follows:

	2021	2020	2019
Pension
Discount rate for benefit obligations	2.69%	2.47%	3.46%
Expected return on plan assets	5.82%	6.01%	6.85%
Postretirement
Discount rate for obligations	2.37%	2.15%	3.28%
Initial health care trend rate	6.25%	6.25%	6.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Estimated sensitivities to annual net periodic pension and postretirement cost are as follows: a 50-basis-point decline in the discount rate would result in income of approximately $10 million and would result in an immediate loss recognition of approximately $113 million. A 50-basis-point reduction in the estimated return on assets assumption would result in expense of approximately $12 million.
Contributions to pension plans were $2 million in 2021 and 2020, and $5 million in 2019. Contributions to pension plans are not expected to be material in 2022.
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
•our ability to execute on and realize the expected benefits from our strategy, including growing sales in snacks and growing/maintaining our market share position in soup;
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
•disruptions in or inefficiencies to our supply chain and/or operations including the impacts of the COVID-19 pandemic;
•the risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging and transportation;
•risks related to the effectiveness of our hedging activities and our ability to respond to volatility in commodity prices;
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

•goals and initiatives related to, and the impacts of, climate change, including from weather-related events;
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

Item 8. Financial Statements and Supplementary Data

CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(millions, except per share amounts)

	2021	2020	2019
	52 weeks	53 weeks	52 weeks
Net sales	$8,476	$8,691	$8,107
Costs and expenses
Cost of products sold	5,665	5,692	5,414
Marketing and selling expenses	817	947	842
Administrative expenses	598	622	610
Research and development expenses	84	93	91
Other expenses / (income)	(254)	221	140
Restructuring charges	21	9	31
Total costs and expenses	6,931	7,584	7,128
Earnings before interest and taxes	1,545	1,107	979
Interest expense	210	345	356
Interest income	1	4	2
Earnings before taxes	1,336	766	625
Taxes on earnings	328	174	151
Earnings from continuing operations	1,008	592	474
Earnings (loss) from discontinued operations	(6)	1,036	(263)
Net earnings	1,002	1,628	211
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—
Net earnings attributable to Campbell Soup Company	$1,002	$1,628	$211
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$3.33	$1.96	$1.57
Earnings (loss) from discontinued operations	(.02)	3.43	(.87)
Net earnings attributable to Campbell Soup Company	$3.31	$5.39	$.70
Weighted average shares outstanding — basic	303	302	301
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$3.30	$1.95	$1.57
Earnings (loss) from discontinued operations	(.02)	3.41	(.87)
Net earnings attributable to Campbell Soup Company(1)	$3.29	$5.36	$.70
Weighted average shares outstanding — assuming dilution	305	304	302
(1) Sum of the individual amounts may not add due to rounding.
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(millions)

	2021			2020			2019
	52 weeks			53 weeks			52 weeks
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$1,002			$1,628			$211
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$12	$—	12	$(1)	$—	(1)	$(68)	$—	(68)
Reclassification of currency translation adjustments realized upon disposal of business	—	—	—	206	4	210	2	—	2
Cash-flow hedges:
Unrealized gains (losses) arising during period	(5)	1	(4)	3	(1)	2	(3)	1	(2)
Reclassification adjustment for (gains) losses included in net earnings	8	(1)	7	—	—	—	—	—	—
Pension and other postretirement benefits:
Prior service credit arising during the period	—	—	—	—	—	—	—	—	—
Reclassification of prior service credit included in net earnings	(5)	1	(4)	(28)	6	(22)	(28)	7	(21)
Other comprehensive income (loss)	$10	$1	11	$180	$9	189	$(97)	$8	(89)
Total comprehensive income (loss)			$1,013			$1,817			$122
Total comprehensive income (loss) attributable to noncontrolling interests			(4)			1			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$1,017			$1,816			$122
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(millions, except per share amounts)

	August 1, 2021	August 2, 2020
Current assets
Cash and cash equivalents	$69	$859
Accounts receivable, net	595	575
Inventories	933	871
Other current assets	98	80
Total current assets	1,695	2,385
Plant assets, net of depreciation	2,370	2,368
Goodwill	3,981	3,986
Other intangible assets, net of amortization	3,239	3,350
Other assets	449	283
Total assets	$11,734	$12,372
Current liabilities
Short-term borrowings	$48	$1,202
Payable to suppliers and others	1,070	1,049
Accrued liabilities	576	693
Dividends payable	115	107
Accrued income taxes	5	24
Total current liabilities	1,814	3,075
Long-term debt	5,010	4,994
Deferred taxes	1,051	914
Other liabilities	705	820
Total liabilities	8,580	9,803
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	414	394
Earnings retained in the business	3,742	3,190
Capital stock in treasury, at cost	(1,021)	(1,023)
Accumulated other comprehensive income (loss)	5	(10)
Total Campbell Soup Company shareholders' equity	3,152	2,563
Noncontrolling interests	2	6
Total equity	3,154	2,569
Total liabilities and equity	$11,734	$12,372
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(millions)

	2021	2020	2019
	52 weeks	53 weeks	52 weeks
Cash flows from operating activities:
Net earnings	$1,002	$1,628	$211
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	—	—	393
Restructuring charges	21	9	31
Stock-based compensation	64	61	58
Pension and postretirement benefit expense (income)	(267)	93	103
Depreciation and amortization	317	328	446
Deferred income taxes	137	(6)	14
Net loss (gain) on sales of businesses	11	(975)	32
Loss on extinguishment of debt	—	75	—
Investment losses	—	49	1
Other	86	101	24
Changes in working capital, net of acquisitions and divestitures
Accounts receivable	(20)	(30)	(11)
Inventories	(77)	(20)	36
Prepaid assets	(28)	(3)	(1)
Accounts payable and accrued liabilities	(164)	145	125
Other	(47)	(59)	(64)
Net cash provided by operating activities	1,035	1,396	1,398
Cash flows from investing activities:
Purchases of plant assets	(275)	(299)	(384)
Purchases of route businesses	(2)	(11)	(29)
Sales of route businesses	10	11	31
Business acquired, net of cash acquired	—	—	(18)
Sales of businesses, net of cash divested	101	2,537	539
Proceeds from sale of investment	—	30	—
Other	8	4	14
Net cash provided by (used in) investing activities	(158)	2,272	153
Cash flows from financing activities:
Short-term borrowings, including commercial paper and revolving line of credit	320	5,617	5,839
Short-term repayments, including commercial paper and revolving line of credit	(580)	(6,909)	(6,296)
Long-term borrowings	—	1,000	—
Long-term repayments	(921)	(499)	(702)
Dividends paid	(439)	(426)	(423)
Treasury stock purchases	(36)	—	—
Treasury stock issuances	2	23	—
Payments related to tax withholding for stock-based compensation	(15)	(12)	(8)
Payments related to extinguishment of debt	—	(1,769)	—
Payments of debt issuance costs	—	(12)	(1)
Net cash used in financing activities	(1,669)	(2,987)	(1,591)
Effect of exchange rate changes on cash	2	(1)	(7)
Net change in cash and cash equivalents	(790)	680	(47)
Cash and cash equivalents — beginning of period (including discontinued operations)	859	179	226
Less cash and cash equivalents discontinued operations - end of period	—	—	(148)
Cash and cash equivalents — end of period	$69	$859	$31
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 29, 2018	323	$12	(22)	$(1,103)	$349	$2,224	$(118)	$9	$1,373
Cumulative effect of changes in accounting principle:
Revenue(1)						(8)			(8)
Stranded tax effects(1)						(9)	9		—
Net earnings (loss)						211		—	211
Other comprehensive income (loss)							(89)	—	(89)
Dividends ($1.40 per share)						(425)			(425)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			—	27	23	—			50
Balance at July 28, 2019	323	12	(22)	(1,076)	372	1,993	(198)	9	1,112
Net earnings (loss)						1,628		—	1,628
Divestiture								(4)	(4)
Other comprehensive income (loss)							188	1	189
Dividends ($1.40 per share)						(428)			(428)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			1	53	22	(3)			72
Balance at August 2, 2020	323	12	(21)	(1,023)	394	3,190	(10)	6	2,569
Net earnings (loss)						1,002		—	1,002
Other comprehensive income (loss)							15	(4)	11
Dividends ($1.46 per share)						(444)			(444)
Treasury stock purchased			(1)	(36)					(36)
Treasury stock issued under management incentive and stock option plans			1	38	20	(6)			52
Balance at August 1, 2021	323	$12	(21)	$(1,021)	$414	$3,742	$5	$2	$3,154
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
Basis of Presentation — The consolidated financial statements include our accounts and entities in which we maintain a controlling financial interest and a variable interest entity (VIE) for which we were the primary beneficiary. Intercompany transactions are eliminated in consolidation. Our fiscal year ends on the Sunday nearest July 31. There were 52 weeks in 2021 and 2019, and 53 weeks in 2020.
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
Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to the carrying value. Fair value is determined using a relief from royalty valuation method based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average costs of capital and assumed royalty rates. If the carrying value exceeds fair value, an impairment charge will be recorded to reduce the asset to fair value.
See Notes 3 and 5 for information on intangible assets and impairment charges.
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
See Notes 2 and 10 for more information.
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
In February 2016, the FASB issued guidance that amends accounting for leases. Under the new guidance, a lessee will recognize most leases on the balance sheet but will recognize expenses similar to current lease accounting. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. In July 2018, the FASB issued an adoption approach that allows entities to apply the new guidance and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. We adopted the new guidance in the first quarter of 2020 using this transition method. We elected to apply a package of practical expedients, which allowed us to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs. Adoption of the new guidance resulted in the recognition of operating lease ROU assets of $259 and operating lease liabilities of $254, with the difference between the assets and liabilities primarily due to below market assets, deferred rent and prepaid rent. In addition, we derecognized $20 of an asset and liability associated with a build-to-suit lease arrangement. The adoption did not have a material impact on consolidated net earnings or cash flows. See Note 10 for additional information.
In August 2017, the FASB issued guidance that amends hedge accounting. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. The new guidance amends presentation and disclosure requirements, and how effectiveness is assessed. In October 2018, the FASB issued guidance which permits an entity to designate the overnight index swap rate based on the Secured Overnight Financing Rate Fed Funds as a benchmark interest rate in a hedge accounting relationship. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. We adopted the guidance in the first quarter of 2020. The adoption did not have a material impact on our consolidated financial statements.
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
In August 2018, the FASB issued guidance that eliminates, adds, and modifies certain disclosure requirements for fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. We adopted the guidance in the first quarter of 2021. The adoption did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued guidance on accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. Early adoption is permitted. We adopted the guidance on a prospective basis in the first quarter of 2021. The adoption did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued guidance that changes the disclosure requirements related to defined benefit pension and postretirement plans. The guidance is effective for fiscal years ending after December 15, 2020. The guidance is to be applied on a retrospective basis. We adopted the guidance in 2021. The adoption did not have a material impact on our consolidated financial statements.
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
Results of discontinued operations were as follows:

	Campbell International		Campbell Fresh
	2020	2019	2019
Net sales	$359	$1,046	$756

Impairment charges	$—	$17	$360

Earnings (loss) before taxes from operations	$53	$120	$(359)
Taxes on earnings (loss) from operations	17	41	(78)
Gain (loss) on sales of businesses / costs associated with selling the businesses	1,039	(12)	(32)
Tax expense (benefit) on sales / costs associated with selling the businesses	39	(2)	19
Earnings (loss) from discontinued operations	$1,036	$69	$(332)
In the third quarter of 2021, we recognized a $6 Loss from discontinued operations due to tax expense from return-to-provision adjustments related to the sale of Campbell International.
The sale of the Arnott's and other international operations resulted in a substantial capital gain for tax purposes. We were able to utilize capital losses in 2020, which were offset with valuation allowances as of July 28, 2019, to offset the capital gain.
In the fourth quarter of 2019, as part of our annual review of intangible assets, we recognized an impairment charge of $7 on a trademark and $10 on goodwill in Kelsen due to a lower long-term outlook for sales and the pending sale of the business.
In the second quarter of 2019, we performed interim impairment assessments on the intangible and tangible assets of the Campbell Fresh businesses. We revised our future outlook for earnings and cash flows for each of these businesses as the divestiture process progressed and we received initial indications of value. In Bolthouse Farms carrot and carrot ingredients, we recorded impairment charges of $18 on the trademark, $40 on customer relationships, $15 on technology and $104 on plant assets. In Bolthouse Farms refrigerated beverages and salad dressings, we recorded impairment charges of $74 on the trademark, $22 on customer relationships, and $9 on plant assets. In Garden Fresh Gourmet, we recorded impairment charges of $23 on the trademark, $39 on customer relationships, and $2 on plant assets. In the first quarter of 2019, we recorded an impairment charge of $14 on the U.S refrigerated soup plant assets in Campbell Fresh. In addition, we recorded tax expense of $29 in 2019 as deferred tax assets were not realizable.
Under the terms of the sale of the Arnott's and other international operations, we entered into a long-term licensing arrangement for the exclusive rights to certain Campbell brands in certain non-U.S. markets. We provided certain transition services to support the divested businesses.
The depreciation and amortization, capital expenditures, sale proceeds and significant operating non-cash items of discontinued operations were as follows:

	2020	2019
Cash flows from discontinued operating activities:
Impairment charges	$—	$377
Depreciation and amortization(1)	—	83
Net (gain) loss on sales of discontinued operations businesses	(1,039)	32

Cash flows from discontinued investing activities:
Capital expenditures	$30	$59
Sales of discontinued operations businesses, net of cash divested	2,466	539
_____________________________________
(1)Depreciation and amortization are no longer recognized once businesses are classified as held for sale/discontinued operations.
Other Divestitures
On October 11, 2019, we completed the sale of our European chips business for £63, or $77. The pre-tax loss recognized in the first quarter of 2020 on the sale was $64, which included the impact of allocated goodwill and foreign currency translation adjustments. For tax purposes, we were able to use the capital loss on this sale to offset a portion of the capital gain from the sale of the Arnott's and other international operations. The after-tax loss was $37. The European chips business had net sales of $25 in 2020 and $129 in 2019. Earnings from the business, which included a pre-tax impairment charge on intangible assets of $16 recognized in the fourth quarter of 2019, were not material. The results of the European chips business through the date of sale were reflected in continuing operations within the Snacks reportable segment.
On May 3, 2021, we completed the sale of our Plum baby food and snacks business for $101, subject to certain post-closing adjustments. The purchase agreement contained customary representations, warranties, indemnifications and other obligations between us and the buyer. In addition, we have agreed to indemnify the buyer for certain claims against the Plum baby food and snacks business alleging the presence of heavy metals in the products manufactured or sold on or prior to May 2, 2021, that were pending at the time of closing of the transaction or are asserted within two years thereafter. We recognized a pre-tax loss of $11 and an after-tax gain on the sale of $3. The business had net sales of $68 in 2021, $104 in 2020, and $110 in 2019. Earnings were not material in the periods. The results of the business through the date of sale were reflected in continuing operations within the Meals & Beverages reportable segment.

4. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash-Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 29, 2018	$(154)	$(4)	$40	$(118)
Cumulative effect of a change in accounting principle(4)	2	(3)	10	9
Other comprehensive income (loss) before reclassifications	(68)	(2)	—	(70)
Amounts reclassified from accumulated other comprehensive income (loss)	2	—	(21)	(19)
Net current-period other comprehensive income (loss)	(66)	(2)	(21)	(89)
Balance at July 28, 2019	$(218)	$(9)	$29	$(198)
Other comprehensive income (loss) before reclassifications	(2)	2	—	—
Amounts reclassified from accumulated other comprehensive income (loss)(5)	210	—	(22)	188
Net current-period other comprehensive income (loss)	208	2	(22)	188
Balance at August 2, 2020	$(10)	$(7)	$7	$(10)
Other comprehensive income (loss) before reclassifications	16	(4)	—	12
Amounts reclassified from accumulated other comprehensive income (loss)	—	7	(4)	3
Net current-period other comprehensive income (loss)	16	3	(4)	15
Balance at August 1, 2021	$6	$(4)	$3	$5
_____________________________________
(1)Included no tax as of August 1, 2021, and August 2, 2020, and tax expense of $4 as of July 28, 2019, and $6 as of July 29, 2018.
(2)Included a tax benefit of $1 as of August 1, 2021, and as of August 2, 2020, $2 as of July 28, 2019, and $4 as of July 29, 2018.
(3)Included a tax expense of $1 as of August 1, 2021, $2 as of August 2, 2020, $8 as of July 28, 2019, and $25 as of July 29, 2018.
(4)Reflects the adoption of the FASB guidance on stranded tax effects. See Note 2 for additional information.
(5)Reflects the reclassification from sale of businesses. See Note 3 for additional information.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other Comprehensive Income (Loss) Components	2021	2020	2019	Location of Loss (Gain) Recognized in Earnings
Foreign currency translation adjustments:
Currency translation losses (gains) realized upon disposal of businesses	$—	$23	$—	Other expenses / (income)
Currency translation losses (gains) realized upon disposal of businesses	—	183	2	Earnings (loss) from discontinued operations
Total before tax	—	206	2
Tax expense (benefit)	—	4	—
Loss (gain), net of tax	$—	$210	$2

Losses (gains) on cash-flow hedges:
Foreign exchange forward contracts	$6	$(2)	$(4)	Cost of products sold
Foreign exchange forward contracts	1	—	—	Other expenses / (income)
Foreign exchange forward contracts	—	1	2	Earnings (loss) from discontinued operations
Forward starting interest rate swaps	1	1	2	Interest expense
Total before tax	8	—	—
Tax expense (benefit)	(1)	—	—
Loss (gain), net of tax	$7	$—	$—

Pension and postretirement benefit adjustments:
Prior service credit	$(5)	$(28)	$(28)	Other expenses / (income)
Tax expense (benefit)	1	6	7
Loss (gain), net of tax	$(4)	$(22)	$(21)

5. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Meals & Beverages	Snacks	Total
Net balance at July 28, 2019	$977	$3,040	$4,017
Divestiture(1)	—	(34)	(34)
Foreign currency translation adjustment	(2)	5	3
Net balance at August 2, 2020	$975	$3,011	$3,986
Divestiture(1)	(12)	—	(12)
Foreign currency translation adjustment	7	—	7
Net balance at August 1, 2021	$970	$3,011	$3,981
_____________________________________
(1)See Note 3 for additional information.
Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	2021			2020
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships(1)	$830	$(140)	$690	$851	$(112)	$739
Non-amortizable intangible assets
Trademarks(1)			2,549			2,611
Total net intangible assets			$3,239			$3,350
_____________________________________
(1)Net Customer relationships of $8 and Trademarks of $62 were divested with the sale of the Plum baby and snack foods business. See Note 3 for additional information.
As of August 1, 2021, the carrying value of indefinite-lived trademarks is detailed below:

	Various Other(1)	Snyder's of Hanover	Lance	Pace	Pacific Foods
Carrying value	$1,007	$620	$350	$292	$280
_____________________________________
(1) Associated with the acquisition of Snyder's-Lance, Inc. (Snyder's-Lance).
Amortization of intangible assets in Earnings from continuing operations was $42 for 2021, $43 for 2020 and $48 for 2019. As of August 1, 2021, amortizable intangible assets had a weighted-average remaining useful life of 17 years. Amortization expense for the next 5 years is estimated to be approximately $41 per year.
Amortization of intangible assets in discontinued operations was $9 for 2019.
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
6. Business and Geographic Segment Information
Our reportable segments are as follows:
•Meals & Beverages, which includes the retail and foodservice businesses in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; V8 juices and beverages; and Campbell’s tomato juice. The segment also included the results of our Plum baby food and snacks business, which was sold on May 3, 2021; and

•Snacks, which consists of Pepperidge Farm cookies, crackers, fresh bakery and frozen products in U.S. retail, including Pepperidge Farm Farmhouse* cookies and bakery products, Milano* cookies and Goldfish* crackers; and Snyder’s of Hanover* pretzels, Lance* sandwich crackers, Cape Cod* and Kettle Brand* potato chips, Late July* snacks, Snack Factory pretzel crisps,* Pop Secret popcorn, Emerald nuts, and other snacking products in retail and foodservice in the U.S. and Canada. The segment includes the retail business in Latin America. The segment also included the results of our European chips business, which was sold on October 11, 2019. We refer to the * trademarks as our "power brands."
Beginning in 2022, the foodservice and Canadian portion of Snacks will be managed as part of Meals & Beverages.
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
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of consolidated net sales from continuing operations in 2021 and 2020, and 20% in 2019. Both of our reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates.

	2021	2020	2019
Net sales
Meals & Beverages	$4,532	$4,646	$4,252
Snacks	3,944	4,045	3,854
Corporate	—	—	1
Total	$8,476	$8,691	$8,107

	2021	2020	2019
Earnings before interest and taxes
Meals & Beverages	$899	$983	$895
Snacks	537	551	522
Corporate income (expense)(1)	130	(418)	(407)
Restructuring charges(2)	(21)	(9)	(31)
Total	$1,545	$1,107	$979

	2021	2020	2019
Depreciation and amortization
Meals & Beverages	$128	$134	$162
Snacks	169	175	184
Corporate(3)	20	19	17
Discontinued operations(4)	—	—	83
Total	$317	$328	$446

	2021	2020	2019
Capital expenditures
Meals & Beverages	$61	$52	$156
Snacks	153	153	134
Corporate(3)	61	64	35
Discontinued operations	—	30	59
Total	$275	$299	$384
_______________________________________
(1)Represents unallocated items. Pension and postretirement benefit settlement and mark-to-market adjustments are included in Corporate. There were settlement gains of $38 and gains of $165 in 2021, settlement charges of $43 and losses of $121 in 2020, and losses of $122 in 2019, respectively. A loss of $11 on the sale of the Plum baby food and snacks business was included in 2021. A loss of $45 on Acre Venture Partners, L.P. (Acre) was included in 2020. See Note 14 for additional information on Acre. A loss of $64 on the sale of our European chips business was included in 2020. Costs related to the cost savings initiatives were $32, $60 and $90 in 2021, 2020 and 2019, respectively. Intangible asset impairment charges were $16 in 2019. A mark-to-market gain on outstanding commodity hedges of $50 was included in 2021.
(2)See Note 7 for additional information.
(3)Represents primarily corporate offices and enterprise-wide information technology systems.
(4)Depreciation and amortization are no longer recognized once businesses are classified as held for sale/discontinued operations.
Our global net sales based on product categories are as follows:

	2021	2020	2019
Net sales
Soup	$2,568	$2,653	$2,368
Snacks	3,989	4,099	3,918
Other simple meals	1,134	1,184	1,082
Beverages	785	755	738
Other	—	—	1
Total	$8,476	$8,691	$8,107
Soup includes various soup, broths and stock products. Snacks include cookies, pretzels, crackers, popcorn, nuts, potato chips, tortilla chips and other salty snacks and baked products. Other simple meals include sauces and Plum products. Beverages include V8 juices and beverages, Campbell's tomato juice and Pacific Foods non-dairy beverages.
Geographic Area Information
Information about continuing operations in different geographic areas is as follows:

	2021	2020	2019
Net sales
United States	$7,951	$8,165	$7,492
Other countries	525	526	615
Total	$8,476	$8,691	$8,107

	2021	2020	2019
Long-lived assets
United States	$2,363	$2,361	$2,400
Other countries	7	7	55
Total	$2,370	$2,368	$2,455

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
A summary of the pre-tax charges recorded in Earnings from continuing operations related to these initiatives is as follows:

	2021	2020	2019	Recognized as of August 1, 2021
Restructuring charges	$21	$9	$31	$259
Administrative expenses	28	48	62	339
Cost of products sold	3	9	18	79
Marketing and selling expenses	1	2	7	13
Research and development expenses	—	1	3	4
Total pre-tax charges	$53	$69	$121	$694
A summary of the pre-tax costs in Earnings from continuing operations associated with the initiatives is as follows:

Recognized as of August 1, 2021
Severance pay and benefits	$222
Asset impairment/accelerated depreciation	82
Implementation costs and other related costs	390
Total	$694
A summary of the pre-tax costs in Earnings (loss) from discontinued operations associated with these initiatives is as follows:

Recognized as of August 1, 2021
Severance pay and benefits	$19
Implementation costs and other related costs	4
Total	$23
As of April 28, 2019, we incurred substantially all of the costs for actions associated with discontinued operations. All of the costs were cash expenditures.
The total estimated pre-tax costs for actions associated with continuing operations are approximately $710 to $730. This estimate will be updated as costs continue to be developed. The majority of the remaining costs will be incurred in 2022.
We expect the costs for actions associated with continuing operations to consist of the following: approximately $220 to $225 in severance pay and benefits; approximately $85 in asset impairment and accelerated depreciation; and approximately $405 to $420 in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 31%; Snacks - approximately 45%; and Corporate - approximately 24%.
Of the aggregate $710 to $730 of pre-tax costs associated with continuing operations, we expect approximately $610 to $630 will be cash expenditures. In addition, we expect to invest approximately $435 in capital expenditures through 2022, of which we invested $401 as of August 1, 2021. The capital expenditures primarily relate to a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of information technology infrastructure and applications and optimization of the Snyder’s-Lance warehouse and distribution network.

A summary of the restructuring activity and related reserves associated with continuing operations at August 1, 2021, is as follows:

	Severance Pay and Benefits	Implementation Costs and Other Related Costs(4)	Asset Impairment/Accelerated Depreciation	Other Non-Cash Exit Costs(5)	Total Charges
Accrued balance at July 28, 2019(1)	$37
2020 charges	9	56	4	—	$69
2020 cash payments	(31)
Accrued balance at August 2, 2020(2)	$15
2021 charges	6	27	15	5	$53
2021 cash payments	(14)
Accrued balance at August 1, 2021(3)	$7
_______________________________________
(1)Includes $8 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(2)Includes $3 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(3)Includes $1 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(4)Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet. The costs are included in Administrative expenses, Cost of products sold, Marketing and selling expenses, and Research and development expenses in the Consolidated Statements of Earnings.
(5)Includes non-cash costs that are not reflected in the restructuring reserve in the Consolidated Balance Sheet.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	2021	Costs Incurred to Date
Meals & Beverages	$3	$223
Snacks	48	299
Corporate	2	172
Total	$53	$694
In addition, in the second quarter of 2021, we recorded a $19 deferred tax charge in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance.
8. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for 2021 and 2020 excludes approximately 1 million stock options and for 2019 excludes approximately 2 million stock options that would have been antidilutive.
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
Postretirement Benefits — We provide postretirement benefits, including health care and life insurance to eligible retired U.S. employees, and where applicable, their dependents. Accordingly, we sponsor a retiree medical program for eligible retired U.S. employees and fund applicable retiree medical accounts intended to provide reimbursement for eligible health care expenses on a tax-favored basis for retirees who satisfy certain eligibility requirements. Effective as of January 1, 2019, we no longer sponsor our own retiree medical coverage for substantially all retired U.S. employees that are Medicare eligible. Instead, we offer these Medicare-eligible retirees access to health care coverage through a private exchange and offer a health reimbursement account to subsidize benefits for a select group of such retirees. We also provide postretirement life insurance to all eligible U.S. employees who retired prior to January 1, 2018, as well as certain eligible retired employees covered by one of our collective bargaining agreements.
We use the fiscal year end as the measurement date for the benefit plans.
Components of net benefit expense (income) were as follows:

	Pension
	2021	2020	2019
Service cost	$18	$19	$21
Interest cost	41	65	82
Expected return on plan assets	(122)	(134)	(143)
Amortization of prior service cost	—	—	1
Recognized net actuarial loss (gain)	(159)	98	120
Settlement charges (gains)	(38)	43	28
Net periodic benefit expense (income)	$(260)	$91	$109
The components of net periodic benefit expense (income) other than the service cost component associated with continuing operations are included in Other expenses / (income) in the Consolidated Statements of Earnings.
The settlement gains in 2021 and charges in 2020 resulted from the level of lump sum distributions associated with U.S. and Canadian pension plans. The settlement charges in 2019 resulted from the level of lump sum distributions associated with a U.S. pension plan.
Net periodic benefit expense (income) associated with discontinued operations was not material in 2020 and $13 in 2019.

	Postretirement
	2021	2020	2019
Service cost	$—	$1	$1
Interest cost	4	6	8
Amortization of prior service credit	(5)	(28)	(29)
Recognized net actuarial loss (gain)	(6)	23	14
Net periodic benefit expense (income)	$(7)	$2	$(6)
The components of net periodic benefit expense (income) other than the service cost component associated with continuing operations are included in Other expenses / (income) in the Consolidated Statements of Earnings.
Change in benefit obligation:

	Pension		Postretirement
	2021	2020	2021	2020
Obligation at beginning of year	$2,366	$2,345	$244	$235
Service cost	18	19	—	1
Interest cost	41	65	4	6
Actuarial loss (gain)	(43)	237	(6)	23
Benefits paid	(152)	(148)	(20)	(21)
Settlements	(53)	(41)	—	—
Other	(2)	(3)	—	—
Divestitures	—	(105)	—	—
Foreign currency adjustment	11	(3)	—	—
Benefit obligation at end of year	$2,186	$2,366	$222	$244
The actuarial losses (gains) in our pension and postretirement benefit obligations were primarily due to changes in the discount rates used to determine the benefit obligation.

Change in the fair value of pension plan assets:

	2021	2020
Fair value at beginning of year	$2,120	$2,153
Actual return on plan assets	276	230
Employer contributions	2	2
Benefits paid	(138)	(135)
Settlements	(53)	(41)
Divestitures	—	(86)
Foreign currency adjustment	13	(3)
Fair value at end of year	$2,220	$2,120
Net amounts recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
	2021	2020	2021	2020
Other assets	$190	$10	$—	$—
Accrued liabilities	14	14	23	24
Other liabilities	142	242	199	220
Net amounts recognized asset / (liability)	$34	$(246)	$(222)	$(244)

Amounts recognized in accumulated other comprehensive income (loss) consist of:	Pension		Postretirement
	2021	2020	2021	2020
Prior service credit (cost)	$(1)	$(1)	$5	$10
The change in amounts recognized in accumulated other comprehensive income (loss) associated with postretirement benefits was due to amortization in 2021 and 2020.
The following table provides information for pension plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets:

	2021	2020
Projected benefit obligation	$156	$1,783
Accumulated benefit obligation	$154	$1,763
Fair value of plan assets	$—	$1,527
The accumulated benefit obligation for all pension plans was $2,159 at August 1, 2021, and $2,338 at August 2, 2020.

Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2021	2020	2021	2020
Discount rate	2.69%	2.47%	2.37%	2.15%
Rate of compensation increase	3.23%	3.23%	3.25%	3.25%
Interest crediting rate	4.00%	4.00%	Not applicable
Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	Pension
	2021	2020	2019
Discount rate	2.47%	3.46%	4.15%
Expected return on plan assets	6.01%	6.85%	6.86%
Rate of compensation increase	3.23%	3.20%	3.21%
Interest crediting rate	4.00%	4.00%	3.25%
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
The discount rate used to determine net periodic postretirement expense was 2.15% in 2021, 3.28% in 2020, and 4.06% in 2019.
Assumed health care cost trend rates at the end of the year:

	2021	2020
Health care cost trend rate assumed for next year	6.25%	6.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2025	2024
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
Our year-end pension plan weighted-average asset allocations by category were:

	Strategic Target	2021	2020
Equity securities	36%	36%	38%
Debt securities	56%	57%	53%
Real estate and other	8%	7%	9%
Total	100%	100%	100%
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

The following table presents our pension plan assets by asset category at August 1, 2021, and August 2, 2020:

	Fair Value as of August 1, 2021	Fair Value Measurements at August 1, 2021 Using Fair Value Hierarchy			Fair Value as of August 2, 2020	Fair Value Measurements at August 2, 2020 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Short-term investments	$43	$41	$2	$—	$42	$42	$—	$—
Equities:
U.S.	106	100	6	—	261	261	—	—
Non-U.S.	234	233	1	—	240	240	—	—
Corporate bonds:
U.S.	723	—	723	—	749	—	749	—
Non-U.S.	138	—	138	—	130	—	130	—
Government and agency bonds:
U.S.	198	—	198	—	74	—	74	—
Non-U.S.	33	—	33	—	24	—	24	—
Municipal bonds	29	—	29	—	30	—	30	—
Mortgage and asset backed securities	10	—	10	—	34	—	34	—
Real estate	5	2	—	3	7	4	—	3
Hedge funds	30	—	—	30	31	—	—	31
Derivative assets	6	—	6	—	2	—	2	—
Derivative liabilities	(3)	—	(3)	—	(6)	—	(6)	—
Total assets at fair value	$1,552	$376	$1,143	$33	$1,618	$547	$1,037	$34
Investments measured at net asset value:
Short-term investments	26				22
Commingled funds:
Equities	438				262
Fixed income	117				139
Real estate	87				84
Hedge funds	34				61
Total investments measured at net asset value:	702				568
Other items to reconcile to fair value of plan assets	(34)				(66)
Total pension plan assets at fair value	$2,220				$2,120

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
Equities — Generally common stocks and preferred stocks are classified as Level 1 and are valued using quoted market prices in active markets.
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
The following table summarizes the changes in fair value of Level 3 investments for the years ended August 1, 2021, and August 2, 2020:

	Real Estate	Hedge Funds	Total
Fair value at August 2, 2020	$3	$31	$34
Actual return on plan assets	—	2	2
Purchases, sales and settlements, net	—	(3)	(3)
Transfers out of Level 3	—	—	—
Fair value at August 1, 2021	$3	$30	$33

	Real Estate	Hedge Funds	Total
Fair value at July 28, 2019	$4	$32	$36
Actual return on plan assets	—	—	—
Purchases, sales and settlements, net	(1)	(1)	(2)
Transfers out of Level 3	—	—	—
Fair value at August 2, 2020	$3	$31	$34

Estimated future benefit payments are as follows:

	Pension	Postretirement
2022	$174	$23
2023	$161	$21
2024	$153	$20
2025	$146	$18
2026	$143	$17
2027-2031	$644	$69
The estimated future benefit payments include payments from funded and unfunded plans.
We do not expect contributions to pension plans to be material in 2022.
Defined Contribution Plans — We sponsor a 401(k) Retirement Plan that covers substantially all U.S. employees and provide a matching contribution of 100% of employee contributions up to 4% of eligible compensation. In addition, for employees not eligible to participate in defined benefit plans that we sponsor, we provide a contribution equal to 3% of eligible compensation regardless of their participation in the 401(k) Retirement Plan. Through December 31, 2019, all Snyder's-Lance U.S. employees were eligible to participate in a 401(k) retirement plan sponsored by Snyder's-Lance that provided participants with matching contributions equal to 100% of the first 4% and 50% of the next 1% of eligible compensation. As of January 1, 2020, Snyder's-Lance employees were transitioned to the 401(k) Retirement Plan and receive the same contributions under the 401(k) Retirement Plan noted above. Amounts charged to Costs and expenses of continuing operations were $64 in 2021, $62 in 2020 and $52 in 2019. Amounts charged to discontinued operations were $4 in 2019.
10. Leases
We lease warehouse and distribution facilities, office space, manufacturing facilities, equipment and vehicles, primarily through operating leases.
Leases recorded on our Consolidated Balance Sheet have remaining terms primarily from 1 to 14 years.
Our fleet leases generally include residual value guarantees that are assessed at lease inception in determining ROU assets and corresponding liabilities. No other significant restrictions or covenants are included in our leases.
The components of lease costs were as follows:

	2021	2020
Operating lease cost	$80	$81
Finance lease - amortization of ROU assets	6	2
Short-term lease cost	48	39
Variable lease cost(1)	201	172
Sublease income	(2)	(3)
Total(2)	$333	$291
__________________________________________
(1)Includes labor and other overhead included in our service contracts with embedded leases.
(2)Total lease cost in 2020 included $4 related to discontinued operations.

The following table summarizes the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
	Balance sheet classification	2021	2020
ROU assets, net	Other assets	$235	$254
Lease liabilities (current)	Accrued liabilities	54	67
Lease liabilities (noncurrent)	Other liabilities	180	184

	Financing Leases
	Balance sheet classification	2021	2020
ROU assets, net	Plant assets, net of depreciation	$29	$10
Lease liabilities (current)	Short-term borrowings	11	3
Lease liabilities (noncurrent)	Long-term debt	19	7

Weighted-average lease terms and discount rates were as follows:

	August 1, 2021		August 2, 2020
	Operating	Finance	Operating	Finance
Weighted-average remaining term in years	6.4	3.1	6.7	3.0
Weighted-average discount rate	2.3%	0.8%	2.6%	1.8%
Future minimum lease payments are as follows:

	August 1, 2021
	Operating	Finance
2022	$59	$11
2023	49	9
2024	38	5
2025	27	2
2026	19	3
Thereafter	63	—
Total future undiscounted lease payments	255	30
Less imputed interest	21	—
Total reported lease liability	$234	$30

The following table summarizes cash flow and other information related to leases:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$79	$79
Financing cash flows from finance leases	$5	$2

ROU assets obtained in exchange for lease obligations:
Operating leases	$59	$88
Finance leases	$25	$10
ROU assets divested with businesses sold:
Operating leases	$—	$18
Finance leases	$—	$5
Lease liabilities derecognized upon adoption:
Build-to-suit lease commitment	$—	$20

11. Taxes on Earnings
The provision for income taxes on earnings from continuing operations consists of the following:

	2021	2020	2019
Income taxes:
Currently payable:
Federal	$151	$152	$104
State	34	26	19
Non-U.S.	6	3	5
	191	181	128
Deferred:
Federal	102	(12)	19
State	33	4	7
Non-U.S.	2	1	(3)
	137	(7)	23
	$328	$174	$151

	2021	2020	2019
Earnings from continuing operations before income taxes:
United States	$1,308	$737	$624
Non-U.S.	28	29	1
	$1,336	$766	$625
The following is a reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate:

	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes (net of federal tax benefit)	3.1	3.5	2.2
Tax effect of international items	0.2	(0.3)	—
Tax Cuts and Jobs Act - transition tax	—	—	0.3
Divestiture impact on deferred taxes	(0.9)	—	1.2
Legal entity reorganization	1.4	—	—
Capital loss on the sale of the Plum baby food and snacks business	(1.3)	—	—
Capital loss valuation allowance on the sale of the Plum baby food and snacks business	1.3	—	—
Benefit on sale of the European chips business	—	(1.3)	—
Other	(0.2)	(0.2)	(0.5)
Effective income tax rate	24.6%	22.7%	24.2%
In 2021, we recorded a $19 deferred tax charge in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance.

Deferred tax liabilities and assets of continuing operations and discontinued operations are comprised of the following:

	2021	2020
Depreciation	$352	$319
Amortization	869	856
Operating lease ROU assets	53	63
Pension	45	—
Other	9	9
Deferred tax liabilities	1,328	1,247
Benefits and compensation	127	144
Pension benefits	38	58
Tax loss carryforwards	24	31
Capital loss carryforwards	117	95
Operating lease liabilities	53	63
Other	61	65
Gross deferred tax assets	420	456
Deferred tax asset valuation allowance	(142)	(122)
Deferred tax assets, net of valuation allowance	278	334
Net deferred tax liability	$1,050	$913
At August 1, 2021, our U.S. and non-U.S. subsidiaries had tax loss carryforwards of approximately $294. Of these carryforwards, $27 may be carried forward indefinitely, and $267 expire between 2022 and 2038, with the majority expiring after 2028. At August 1, 2021, deferred tax asset valuation allowances have been established to offset $113 of these tax loss carryforwards. Additionally, as of August 1, 2021, our U.S. and non-U.S. subsidiaries had capital loss carryforwards of approximately $477, all of which were offset by valuation allowances. The increase in the total capital loss carryforwards in 2021 was primarily due to the sale of the Plum baby food and snacks business.
The net change in the deferred tax asset valuation allowance in 2021 was an increase of $20. The increase was primarily due to the sale of the Plum baby food and snacks business. The net change in the deferred tax asset valuation allowance in 2020 was a decrease of $305. The decrease was primarily due to the sale of the Arnott's and other international operations. The net change in the deferred tax asset valuation allowance in 2019 was an increase of $294. The increase was primarily due to the sale of Bolthouse Farms and the pending sale of the Arnott's and other international operations.
As of August 1, 2021, and August 2, 2020, other deferred tax assets included $13 of state tax credit carryforwards related to various states that expire between 2022 and 2031. As of August 1, 2021, and August 2, 2020, deferred tax asset valuation allowances have been established to offset the $13 of state credit carryforwards.
As of August 1, 2021, we had approximately $11 of undistributed earnings of foreign subsidiaries which are deemed to be permanently reinvested and for which we have not recognized a deferred tax liability. We estimate that the tax liability that might be incurred if permanently reinvested earnings were remitted to the U.S. would not be material. Foreign subsidiary earnings in 2021 are not considered permanently reinvested and we have therefore recognized a deferred tax liability and expense.
A reconciliation of the activity related to unrecognized tax benefits follows:

	2021	2020	2019
Balance at beginning of year	$23	$24	$32
Increases related to prior-year tax positions	—	—	1
Decreases related to prior-year tax positions	(1)	(1)	(1)
Increases related to current-year tax positions	3	2	2
Settlements	—	(1)	(9)
Lapse of statute	(3)	(1)	(1)
Balance at end of year	$22	$23	$24
The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was $18 as of August 1, 2021, and as of August 2, 2020, and $17 as of July 28, 2019. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes.

Our accounting policy for interest and penalties attributable to income taxes is to reflect any expense or benefit as a component of our income tax provision. The total amount of interest and penalties recognized in the Consolidated Statements of Earnings were not material in 2021, 2020, and 2019. The total amount of interest and penalties recognized in the Consolidated Balance Sheets in Other liabilities was $4 as of August 1, 2021, and as of August 2, 2020.
We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities, including the U.S. and Canada. With limited exceptions, we have been audited for income tax purposes in the U.S. through 2020 and in Canada through 2016. In addition, several state income tax examinations are in progress for the years 2015 to 2019.
12. Short-term Borrowings and Long-term Debt
Short-term borrowings consist of the following:

	2021	2020
Commercial paper	$37	$280
Notes	—	721
Debentures	—	200
Finance leases	11	3
Other(1)	—	(2)
Total short-term borrowings	$48	$1,202
_______________________________________
(1)Includes unamortized net discount/premium on debt issuances and debt issuance costs.
The weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 0.22% as of August 1, 2021, and 2.10% as of August 2, 2020.
As of August 1, 2021, we issued $36 of standby letters of credit. On November 2, 2020, we entered into a committed revolving credit facility totaling $1,850 that matures on November 2, 2023. This facility remained unused at August 1, 2021, except for $1 of standby letters of credit that we issued under it. The facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the credit facility) of not less than 3.25:1.00, measured quarterly, and customary events of default for credit facilities of this type. Loans under this facility will bear interest at the rates specified in the facility, which vary based on the type of loan and certain other customary conditions. The facility supports our commercial paper program and other general corporate purposes. In March 2020, we borrowed $300 under our previous revolving credit facility and on May 1, 2020, we repaid the borrowings.

Long-term debt consists of the following:

Type	Fiscal Year of Maturity	Rate	2021	2020
Notes	2021	Variable	$—	$400
Notes	2021	3.30%	—	321
Debentures	2021	8.875%	—	200
Notes	2023	2.50%	450	450
Notes	2023	3.65%	566	566
Notes	2025	3.95%	850	850
Notes	2025	3.30%	300	300
Notes	2028	4.15%	1,000	1,000
Notes	2030	2.375%	500	500
Notes	2043	3.80%	163	163
Notes	2048	4.80%	700	700
Notes	2050	3.125%	500	500
Finance leases			19	7
Other(1)			(38)	(42)
Total			$5,010	$5,915
Less current portion			—	921
Total long-term debt			$5,010	$4,994
_______________________________________
(1)Includes unamortized net discount/premium on debt issuances and debt issuance costs.
Principal amounts of long-term debt mature as follows: $1,025 in 2023; $5 in 2024; $1,152 in 2025; $3 in 2026; and a total of $2,863 in periods thereafter.
Debt Extinguishment
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
Debt Repayments
In March 2021, we repaid our 3.30% $321 notes and floating rate $400 notes, and in May 2021, we repaid our 8.875% $200 notes.
In 2020, we also repaid our $499 Senior Term Loan due 2021.
Debt Issuances
On April 24, 2020, we issued senior notes in an aggregate principal amount of $1,000, consisting of $500 aggregate principal amount of notes bearing interest at a fixed rate of 2.375% per annum, due April 24, 2030, and $500 aggregate principal amount of notes bearing interest at a fixed rate of 3.125% per annum, due April 24, 2050. On May 1, 2020, we used $300 of the net proceeds to repay $300 of borrowings outstanding under a revolving credit facility. The 2.375% Senior Notes due 2030 and the 3.125% Senior Notes due 2050 may each be redeemed at the applicable redemption price, in whole or in part, at our option at any time and from time to time prior to January 24, 2030, and October 24, 2049, respectively. Interest on each of the notes is due semi-annually on April 24 and October 24, commencing on October 24, 2020. The notes contain customary covenants and events of default. If a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date.
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit-risk-related contingent features in our derivative instruments as of August 1, 2021, or August 2, 2020.
We are also exposed to credit risk from our customers. During 2021, our largest customer accounted for approximately 21% of consolidated net sales from continuing operations. Our five largest customers accounted for approximately 46% of our consolidated net sales from continuing operations in 2021.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to third-party transactions and intercompany transactions, including intercompany debt. Principal currencies hedged include the Canadian dollar and, prior to the sale of Arnott's and other international operations, the Australian dollar. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $134 at August 1, 2021, and $164 at August 2, 2020. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income (loss). The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $13 at August 1, 2021, and $19 at August 2, 2020.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of a fair-value hedge, along with the gain or loss on the underlying hedged asset or liability, are recorded in current-period earnings. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps or treasury rate lock contracts to lock in the rate on the interest payments related to the anticipated debt issuances. The contracts are either designated as cash-flow hedging instruments or are undesignated. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), and reclassified into Interest expense over the life of the debt. The change in fair value on undesignated instruments is recorded in Interest expense. There were no interest rate swaps or treasury rate lock contracts outstanding as of August 1, 2021, or August 2, 2020.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, soybean oil, diesel fuel, natural gas, aluminum, cocoa, soybean meal, corn and butter. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. The notional amount of commodity contracts designated as cash flow hedges was $18 as of August 1, 2021. There were no commodity contracts designated as cash flow hedges as of August 2, 2020. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. The notional amount of commodity contracts not designated as accounting hedges was $190 at August 1, 2021, and $137 at August 2, 2020. The change in fair value on undesignated instruments is recorded in Cost of products sold.

We have a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional amount was approximately $38 as of August 1, 2021, and $34 as of August 2, 2020. The change in fair value on the embedded derivative is recorded in Cost of products sold.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index Institutional Plus Shares, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either: the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index Institutional Plus Shares; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. As of June 2021, we no longer hedge our exposure linked to the total return of our capital stock. These contracts were not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts as of August 1, 2021, and August 2, 2020, were $29 and $22, respectively.
The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of August 1, 2021, and August 2, 2020:

	Balance Sheet Classification	2021	2020
Asset Derivatives
Derivatives designated as hedges:
Commodity derivative contracts	Other current assets	$4	$—
Foreign exchange forward contracts	Other current assets	1	1
Total derivatives designated as hedges		$5	$1
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$49	$7
Deferred compensation derivative contracts	Other current assets	3	4
Total derivatives not designated as hedges		$52	$11
Total asset derivatives		$57	$12

	Balance Sheet Classification	2021	2020
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$3	$2
Total derivatives designated as hedges		$3	$2
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$—	$9
Total derivatives not designated as hedges		$—	$9
Total liability derivatives		$3	$11
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of August 1, 2021, and August 2, 2020, would be adjusted as detailed in the following table:

	2021			2020
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$57	$(1)	$56	$12	$(4)	$8
Total liability derivatives	$3	$(1)	$2	$11	$(4)	$7
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. A cash margin liability balance of $14 at August 1, 2021, and an asset balance of $8 at August 2, 2020, were included in Accrued liabilities and Other current assets, respectively, in the Consolidated Balance Sheets.
The following tables show the effect of our derivative instruments designated as cash-flow hedges for the years ended August 1, 2021, August 2, 2020, and July 28, 2019 in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		2021	2020	2019
OCI derivative gain (loss) at beginning of year		$(8)	$(11)	$(8)
Effective portion of changes in fair value recognized in OCI:
Commodity derivative contracts		4	—	—
Foreign exchange forward contracts		(9)	3	(3)
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	6	(2)	(4)
Foreign exchange forward contracts	Other expenses / (income)	1	—	—
Foreign exchange forward contracts	Earnings (loss) from discontinued operations	—	1	2
Forward starting interest rate swaps	Interest expense	1	1	2
OCI derivative gain (loss) at end of year		$(5)	$(8)	$(11)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a gain of $1.
The following table shows the total amounts of line items presented in the Consolidated Statements of Earnings for the years ended 2021, 2020, and 2019 in which the effects of derivative instruments designated as cash-flow hedges are recorded and the total effect of hedge activity on these line items are as follows:

	2021				2020			2019
	Cost of products sold	Other expenses / (income)	Interest expense	Earnings (loss) from discontinued operations	Cost of products sold	Interest expense	Earnings (loss) from discontinued operations	Cost of products sold	Interest expense	Earnings (loss) from discontinued operations
Consolidated Statements of Earnings:	$5,665	$(254)	$210	$(6)	$5,692	$345	$1,036	$5,414	$356	$(263)

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$6	$1	$1	$—	$(2)	$1	$1	$(4)	$2	$2
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Loss (Gain) Recognized in Earnings on Derivatives
Derivatives Not Designated as Hedges	Location of Loss (Gain) Recognized in Earnings	2021	2020	2019
Foreign exchange forward contracts	Cost of products sold	$2	$(1)	$—
Foreign exchange forward contracts	Other expenses / (income)	—	2	—
Commodity derivative contracts	Cost of products sold	(55)	12	6
Commodity derivative contracts	Earnings (loss) from discontinued operations	—	—	(1)
Deferred compensation derivative contracts	Administrative expenses	(8)	(2)	(2)
Treasury rate lock contracts	Interest expense	—	(3)	—
Total		$(61)	$8	$3

14. Variable Interest Entity
In February 2016, we agreed to make a capital commitment subject to certain qualifications of up to $125 to Acre, a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. Acre was managed by its general partner, Acre Ventures GP, LLC, which was independent of us. We were the sole limited partner of Acre and owned a 99.8% interest. Acre was a VIE. We entered into an agreement to sell our interest in Acre on April 26, 2020, and completed the sale on May 8, 2020, for $30 resulting in a loss of $45 recognized in the third quarter of 2020 as a result of the pending sale. We consolidated Acre and accounted for the third party ownership as a noncontrolling interest. Through the date of the sale, we funded $86 of the capital commitment.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of August 1, 2021, and August 2, 2020, consistent with the fair value hierarchy:

	Fair Value as of August 1, 2021	Fair Value Measurements at August 1, 2021 Using Fair Value Hierarchy			Fair Value as of August 2, 2020	Fair Value Measurements at August 2, 2020 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$1	$—	$1	$—	$1	$—	$1	$—
Commodity derivative contracts(2)	53	21	31	1	7	3	2	2
Deferred compensation derivative contracts(3)	3	—	3	—	4	—	4	—
Deferred compensation investments(4)	3	3	—	—	3	3	—	—
Total assets at fair value	$60	$24	$35	$1	$15	$6	$7	$2

	Fair Value as of August 1, 2021	Fair Value Measurements at August 1, 2021 Using Fair Value Hierarchy			Fair Value as of August 2, 2020	Fair Value Measurements at August 2, 2020 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(1)	$3	$—	$3	$—	$2	$—	$2	$—
Commodity derivative contracts(2)	—	—	—	—	9	5	4	—
Deferred compensation obligation(4)	105	105	—	—	92	92	—	—
Total liabilities at fair value	$108	$105	$3	$—	$103	$97	$6	$—
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
(3)Based on LIBOR and equity index swap rates.
(4)Based on the fair value of the participants’ investments.

The following table summarizes the changes in fair value of Level 3 investments for the years ended August 1, 2021, and August 2, 2020:

	2021	2020(1)
Fair value at beginning of year	$2	$76
Gains (losses) recognized in earnings	6	(45)
Purchases	—	1
Sales	—	(29)
Settlements	(7)	(1)
Fair value at end of year	$1	$2
__________________________________
(1)Primarily represented investments in equity securities that were not readily marketable and were accounted for under the fair value option. The investments were funded by Acre, a limited partnership in which we were the sole limited partner. Fair value was based on analyzing recent transactions and transactions of comparable companies, and the discounted cash flow method. In addition, allocation methods, including the option pricing method, were used in distributing fair value among various equity holders according to rights and preferences. We entered into an agreement to sell our interest in Acre on April 26, 2020, and completed the sale on May 8, 2020. See Note 14 for additional information.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
There were no cash equivalents at August 1, 2021, and $157 at August 2, 2020. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt was $5,613 at August 1, 2021, and $6,995 at August 2, 2020. The carrying value was $5,058 at August 1, 2021, and $6,196 at August 2, 2020. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
16. Shareholders' Equity
We have authorized 560 million shares of Capital stock with $.0375 par value and 40 million shares of Preferred stock, issuable in one or more classes, with or without par as may be authorized by the Board of Directors. No Preferred stock has been issued.
Share Repurchase Programs
In March 2017, the Board authorized a strategic share repurchase program to purchase up to $1,500 (March 2017 program). The March 2017 program had no expiration date, but could be suspended or discontinued at any time. In addition to the March 2017 program, we had a separate Board authorization to purchase shares to offset the impact of dilution from shares issued under our stock compensation programs (anti-dilutive program). We suspended all of our share repurchases, including our anti-dilutive program, as of the second quarter of 2018. Approximately $1,296 remained available under the March 2017 program as of August 1, 2021.
In June 2021, the Board authorized a new anti-dilutive share repurchase program of up to $250 (June 2021 program) to offset the impact of dilution from shares issued under our stock compensation programs. The June 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the June 2021 program may be made in open-market or privately negotiated transactions. In 2021, we repurchased 1 million shares at a cost of $36. Approximately $214 remained available under the June 2021 program as of August 1, 2021.
In September 2021, the Board approved a new strategic share repurchase program of up to $500 (September 2021 program). The September 2021 program has no expiration date, but may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. The September 2021 program replaces the suspended March 2017 program, which has been cancelled.
17. Stock-based Compensation
In 2005, shareholders approved the 2005 Long-Term Incentive Plan, which authorized the issuance of 6 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock/units (including performance restricted stock) and performance units. In 2008, shareholders approved an amendment to the 2005 Long-Term Incentive Plan to increase the number of authorized shares to 10.5 million and in 2010, shareholders approved another amendment to the 2005 Long-Term Incentive Plan to increase the number of authorized shares to 17.5 million. In 2015, shareholders approved the 2015 Long-Term Incentive Plan, which authorized the issuance of 13 million shares. Approximately 6 million of these shares were shares that were currently available under the 2005 plan and were incorporated into the 2015 Plan upon approval by shareholders.
Awards under Long-Term Incentive Plans may be granted to employees and directors. Pursuant to the Long-Term Incentive Plan, we adopted a long-term incentive compensation program which provides for grants of total shareholder return (TSR) performance restricted stock/units, EPS performance restricted stock/units, strategic performance restricted stock/units, time-lapse restricted stock/units, special performance restricted stock/units, free cash flow (FCF) performance restricted stock/units and unrestricted stock. Under the program, awards of TSR performance restricted stock/units will be earned by comparing our total shareholder return during a three-year period to the respective total shareholder returns of companies in a performance peer group. Based upon our ranking in the performance peer group after the relevant three-year performance period, a recipient of TSR performance restricted stock/units may earn a total award ranging from 0% to 200% of the initial grant. Awards of EPS performance restricted stock/units were earned based upon our achievement of annual earnings per share goals and vested over the relevant three-year period. During the three-year vesting period, a recipient of EPS performance restricted stock/units earned a total award of either 0% or 100% of the initial grant. Awards of the strategic performance restricted stock units were earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a three-year period. A recipient of strategic performance restricted stock units earned a total award ranging from 0% to 200% of the initial grant. Awards of FCF performance restricted stock units will be earned based upon the achievement of free cash flow (defined as Net cash provided by operating activities less capital expenditures and certain investing and financing activities) compared to annual operating plan objectives over a three-year period. An annual objective was established each fiscal year for three consecutive years. Performance against these objectives is averaged at the end of the three-year period to determine the number of underlying units that will vest at the end of the three years. A recipient of FCF performance restricted stock units may earn a total award ranging from 0% to 200% of the initial grant. Awards of time-lapse restricted stock/units will vest ratably over the three-year period. In addition, we may issue special grants of restricted stock/units to attract and retain executives which vest over various periods. Awards are generally granted annually in October.
Stock options are granted on a selective basis under the Long-Term Incentive Plans. The term of a stock option granted under these plans may not exceed ten years from the date of grant. The option price may not be less than the fair market value of a share of common stock on the date of the grant. Options granted under these plans generally vest ratably over a three-year period. In 2019, we also granted certain options that vest at the end of a three-year period. We have not issued any stock options in 2021 or 2020.
In 2021, we issued time-lapse restricted stock units, unrestricted stock and TSR performance restricted stock units. We last issued FCF performance restricted stock units in 2019, EPS performance restricted stock units in 2018, strategic performance restricted stock units in 2014 and special performance restricted units in 2015.
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings from continuing operations were as follows:

	2021	2020	2019
Total pre-tax stock-based compensation expense	$64	$59	$50
Tax-related benefits	$12	$11	$8
Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings (loss) from discontinued operations were as follows:

	2020	2019
Total pre-tax stock-based compensation expense	$2	$8
Tax-related benefits	$—	$2

The following table summarizes stock option activity as of August 1, 2021:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at August 2, 2020	1,423	$45.42
Granted	—	$—
Exercised	(51)	$40.41
Terminated	—	$—
Outstanding at August 1, 2021	1,372	$45.61	5.9	$4
Exercisable at August 1, 2021	1,079	$48.36	5.5	$2
The total intrinsic value of options exercised during 2021 was not material. The total intrinsic value of options exercised during 2020 was $2. No options were exercised during 2019. We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
The weighted-average assumptions and grant-date fair values for grants in 2019 were as follows:

2019
Risk-free interest rate	2.79%
Expected dividend yield	3.84%
Expected volatility	25.28%
Expected term	6.1 years
Grant-date fair value	$6.27
We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of August 1, 2021, total remaining unearned compensation related to nonvested stock options was less than $1, which will be amortized over the weighted-average remaining service period of less than 1 year.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and FCF performance restricted stock units as of August 1, 2021:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 2, 2020	1,866	$43.18
Granted	905	$48.37
Vested	(799)	$42.83
Forfeited	(158)	$46.58
Nonvested at August 1, 2021	1,814	$45.63

We determine the fair value of time-lapse restricted stock units, EPS performance restricted stock units and FCF performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expensed EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expensed on an accelerated basis. As of November 1, 2020, there were no EPS performance target grants outstanding. We expense FCF performance restricted stock units over the requisite service period of each objective. In 2019, we issued approximately 388 thousand FCF performance restricted stock units. As of November 1, 2020, we have granted all of the issued FCF performance restricted stock units, which are included in the table above. There were 239 thousand FCF performance target grants outstanding at August 1, 2021, with a weighted-average grant date fair value of $44.10. The actual number of EPS performance restricted stock units and FCF performance restricted stock units that vest will depend on actual performance achieved. We estimate expense based on the number of awards expected to vest.
As of August 1, 2021, total remaining unearned compensation related to nonvested time-lapse restricted stock units and FCF performance restricted units was $30, which will be amortized over the weighted-average remaining service period of 1.6 years. The fair value of restricted stock units vested during 2021, 2020 and 2019 was $38, $41 and $26, respectively. The weighted-average grant-date fair value of the restricted stock units granted during 2020 and 2019 was $46.82 and $36.51, respectively. In the first quarter of 2022, recipients of FCF performance restricted stock units will receive a 167% payout based upon the average of actual performance achieved during a three-year period ended August 1, 2021.
The following table summarizes TSR performance restricted stock units as of August 1, 2021:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 2, 2020	1,254	$47.83
Granted	521	$54.93
Vested	(236)	$39.39
Forfeited	(317)	$43.53
Nonvested at August 1, 2021	1,222	$53.60

We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Weighted-average assumptions used in the Monte Carlo simulation were as follows:

	2021	2020	2019
Risk-free interest rate	0.15%	1.48%	2.80%
Expected dividend yield	2.85%	2.95%	3.79%
Expected volatility	29.99%	27.01%	24.50%
Expected term	3 years	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of August 1, 2021, total remaining unearned compensation related to TSR performance restricted stock units was $25, which will be amortized over the weighted-average remaining service period of 1.6 years. In the first quarter of 2021, recipients of TSR performance restricted stock units earned 50% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 31, 2020. In the first quarter of 2020, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 26, 2019. In the first quarter of 2019, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 27, 2018. The fair value of TSR performance restricted stock units vested during 2021 was $11. The weighted-average grant-date fair value of the TSR performance restricted stock units granted during 2020 and 2019 was $63.06 and $31.29, respectively. In the first quarter of 2022, recipients of TSR performance restricted stock units will receive a 75% payout based upon our TSR ranking in a performance peer group during a three-year period ended July 30, 2021.
The excess tax benefits of $1 in 2021 and 2020 and the excess tax deficiencies of $6 in 2019, on the exercise of stock options and vested restricted stock were presented as cash flows from operating activities. Cash received from the exercise of stock options was $2 and $23 for 2021 and 2020, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of August 1, 2021. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
Other Contingencies
We guarantee approximately 4,900 bank loans made to independent contractor distributors by third-party financial institutions for the purchase of distribution routes. The maximum potential amount of the future payments under existing guarantees we could be required to make is $488 as of August 1, 2021. Our guarantees are indirectly secured by the distribution routes. We do not expect that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of August 1, 2021, and August 2, 2020, were not material.
We have provided certain standard indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at August 1, 2021, and August 2, 2020.

19. Supplemental Financial Statement Data
Balance Sheets

	2021	2020
Accounts receivable
Customer accounts receivable	$556	$544
Allowances	(12)	(14)
Subtotal	$544	$530
Other	51	45
	$595	$575

Inventories
Raw materials, containers and supplies	$321	$297
Finished products	612	574
	$933	$871

Plant assets
Land	$75	$75
Buildings	1,493	1,473
Machinery and equipment	3,732	3,463
Projects in progress	189	274
Total cost	$5,489	$5,285
Accumulated depreciation(1)	(3,119)	(2,917)
	$2,370	$2,368

Other assets
Operating lease ROU assets, net of amortization	$235	$254
Pension	190	10
Other	24	19
	$449	$283

Accrued liabilities
Accrued compensation and benefits	$203	$252
Fair value of derivatives	3	11
Accrued trade and consumer promotion programs	121	156
Accrued interest	70	79
Restructuring	6	12
Operating lease liabilities	54	67
Other	119	116
	$576	$693

	2021	2020
Other liabilities
Pension benefits	$142	$242
Postretirement benefits	199	220
Operating lease liabilities	180	184
Deferred compensation	92	80
Unrecognized tax benefits	20	17
Other	72	77
	$705	$820
____________________________________
(1)Depreciation expense was $275 in 2021, $285 in 2020 and $389 in 2019. Depreciation expense associated with discontinued operations was $74 in 2019. Buildings are depreciated over periods ranging from 7 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 2 to 20 years.
Statements of Earnings

	2021	2020	2019
Other expenses / (income)
Amortization of intangible assets	$42	$43	$48
Impairment of intangible assets(1)	—	—	16
Net periodic benefit expense (income) other than the service cost	(247)	30	43
Pension settlement charges (gains)	(38)	43	28
Investment losses(2)	—	49	1
Loss on sales of businesses(3)	11	64	—
Transition services fees	(27)	(10)	—
Other	5	2	4
	$(254)	$221	$140

Advertising and consumer promotion expense(4)	$399	$463	$347

Interest expense(5)
Interest expense	$214	$350	$359
Less: Interest capitalized	4	5	3
	$210	$345	$356
____________________________________
(1)See Note 3 for additional information.
(2)2020 includes a loss of $45 related to Acre. See Note 14 for additional information.
(3)In 2021, we recognized a loss of $11 on the sale of the Plum baby food and snacks business. In 2020, we recognized a loss of $64 on the sale of the European chips business. See Note 3 for additional information.
(4)Included in Marketing and selling expenses.
(5)In 2020, we recognized a loss of $75 (including $65 of premium, fees and other costs paid with the tender offers and unamortized debt issuance costs). See Note 12 for additional information.

Statements of Cash Flows

	2021	2020	2019
Cash Flows from Operating Activities
Other non-cash charges to net earnings
Operating lease ROU asset expense	$75	$75	$—
Amortization of debt issuance costs/debt discount	6	9	14
Benefit related expense	12	12	6
Other	(7)	5	4
	$86	$101	$24

Other
Benefit related payments	$(49)	$(53)	$(60)
Other	2	(6)	(4)
	$(47)	$(59)	$(64)

Other Cash Flow Information
Interest paid	$214	$287	$367
Interest received	$1	$4	$3
Income taxes paid	$212	$222	$117

Non-cash Activity
Build-to-suit lease commitment	$—	$—	$20

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 1, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of August 1, 2021.
The effectiveness of the Company’s internal control over financial reporting as of August 1, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on the next page.

/s/ Mark A. Clouse
Mark A. Clouse
President and Chief Executive Officer

/s/ Mick J. Beekhuizen
Mick J. Beekhuizen
Executive Vice President and Chief Financial Officer

/s/ Stanley Polomski
Stanley Polomski
Vice President and Controller
(Principal Accounting Officer)

September 23, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Campbell Soup Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Campbell Soup Company and its subsidiaries (the "Company") as of August 1, 2021 and August 2, 2020, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended August 1, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended August 1, 2021 appearing on page 89 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of August 1, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 1, 2021 and August 2, 2020, and the results of its operations and its cash flows for each of the three years in the period ended August 1, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 1, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Indefinite-lived Intangible Assets Impairment Test for Certain Trademarks
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s indefinite-lived intangible assets (trademarks) were $2,549 million as of August 1, 2021. Of the carrying value of all indefinite-lived trademarks, $620 million related to the Snyder's of Hanover trademark, $350 million related to the Lance trademark, $292 million related to the Pace trademark, and $280 million related to the Pacific Foods trademark. Management conducts a test at least annually for impairment, or when circumstances indicate that the carrying amount of the asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to the carrying value. Management determines fair value based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average costs of capital, and assumed royalty rates.
The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible assets impairment test for certain trademarks is a critical audit matter are the significant amount of judgment by management when developing the estimates related to the Snyder's of Hanover, Lance, Pace, and Pacific Foods trademarks, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's significant assumptions related to (i) revenue growth rates, weighted average costs of capital, and assumed royalty rates for the Snyder's of Hanover, Pace, and Pacific Foods trademarks and (ii) weighted average cost of capital and assumed royalty rate for the Lance trademark. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s trademark impairment tests. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted cash flow analyses; (iii) testing the completeness, accuracy, and relevance of underlying data used in the analyses; and (iv) evaluating the significant assumptions used by management related to revenue growth rates, weighted average costs of capital, and assumed royalty rates for the Snyder’s of Hanover, Pace, and Pacific Foods trademarks and weighted average cost of capital and assumed royalty rate for the Lance trademark. Evaluating management’s assumptions related to revenue growth rates, weighted average costs of capital and assumed royalty rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance associated with the trademarks, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and evaluating the reasonableness of the weighted average costs of capital and royalty rates assumptions.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

September 23, 2021

We have served as the Company’s auditor since 1954.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 1, 2021 (the Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
The annual report of management on our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on page 79. The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on pages 80-81.
There were no changes in our internal control over financial reporting that materially affected, or were likely to materially affect, such internal control over financial reporting during the quarter ended August 1, 2021.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled "Item 1 — Election of Directors" and "Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers" in our Proxy Statement for the 2021 Annual Meeting of Shareholders (the 2021 Proxy) are incorporated herein by reference. The information presented in the section entitled "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure" in the 2021 Proxy relating to the members of our Audit Committee and the Audit Committee’s financial experts is incorporated herein by reference.
Certain of the information required by this Item relating to our executive officers is set forth under the heading "Information about our Executive Officers" in this Report.
We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Controller and members of the Chief Financial Officer’s financial leadership team. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on the Investor portion of our website, www.campbellsoupcompany.com (under the "About Us—Investors—Governance—Governance Documents" caption). We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on our website.
We have also adopted a separate Code of Business Conduct and Ethics applicable to the Board of Directors, our officers and all of our employees. The Code of Business Conduct and Ethics is posted on the Investor portion of our website, www.campbellsoupcompany.com (under the "About Us—Investors—Governance—Governance Documents" caption). Our Corporate Governance Standards and the charters of our four standing committees of the Board of Directors can also be found at this website. Printed copies of the foregoing are available to any shareholder requesting a copy by:
•writing to Investor Relations, Campbell Soup Company, 1 Campbell Place, Camden, NJ 08103-1799;
•calling 1-800-840-2865; or
•e-mailing our Investor Relations Department at IR@campbells.com.
Item 11. Executive Compensation
The information presented in the sections entitled "Compensation Discussion and Analysis," "Executive Compensation Tables," "Corporate Governance Policies and Practices — Compensation of Directors," "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure — Compensation and Organization Committee Interlocks and Insider Participation" and "Compensation Discussion and Analysis — Compensation and Organization Committee Report" in the 2021 Proxy is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information presented in the sections entitled "Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers" and "Voting Securities and Principal Shareholders — Principal Shareholders" in the 2021 Proxy is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the stock that could have been issued under our equity compensation plans as of August 1, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (c)
Equity Compensation Plans Approved by Security Holders (1)	5,869,698	$45.61	4,194,683
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	5,869,698	$45.61	4,194,683
___________________________________
(1)Column (a) represents stock options and restricted stock units outstanding under the 2015 Long-Term Incentive Plan and the 2005 Long-Term Incentive Plan. Column (a) includes 2,921,682 TSR performance restricted stock units and Free Cash Flow performance restricted stock units based on the maximum number of shares potentially issuable under the awards, and the number of shares, if any, to be issued pursuant to such awards will be determined based upon performance during the applicable three-year performance period. No additional awards can be made under the 2005 Long-Term Incentive Plan. Future equity awards under the 2015 Long-Term Incentive Plan may take the form of stock options, stock appreciation rights, performance unit awards, restricted stock, restricted performance stock, restricted stock units, or stock awards. Column (b) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock units are not included in this calculation. Column (c) represents the maximum number of future equity awards that can be made under the 2015 Long-Term Incentive Plan as of August 1, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information presented in the section entitled "Corporate Governance Policies and Practices — Transactions with Related Persons," "Item 1 — Election of Directors," "Corporate Governance Policies and Practices — Director Independence" and "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure" in the 2021 Proxy is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information presented in the sections entitled "Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Firm Fees and Services" and "Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Committee Pre-Approval Policy" in the 2021 Proxy is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
1.  Financial Statements
Consolidated Statements of Earnings for 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for 2021, 2020 and 2019
Consolidated Balance Sheets as of August 1, 2021 and August 2, 2020
Consolidated Statements of Cash Flows for 2021, 2020 and 2019
Consolidated Statements of Equity for 2021, 2020 and 2019
Notes to Consolidated Financial Statements
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
2.  Financial Statement Schedule
II - Valuation and Qualifying Accounts for 2021, 2020 and 2019
3.  Exhibits
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

4(c)
Form of Subordinated Indenture between Campbell and Wells Fargo Bank, National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to Campbell's Registration Statement on Form S-3 (SEC file number 333-249174) filed with the SEC on September 30, 2020.

4(d)
Indenture dated as of March 19, 2015, between Campbell and Wells Fargo Bank, National Association, as trustee, is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 19, 2015.

4(e)	Form of 2.500% Notes due 2022 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on August 2, 2012.

4(f)	Form of 3.800% Notes due 2042 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on August 2, 2012.

4(g)	Form of 3.300% Note due 2025 is incorporated by referenced to Exhibit 4.2 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 19, 2015.

4(h)	Form of Floating Rate Note due 2021 is incorporated by reference to Exhibit 4.2.2 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(i)	Form of 3.650% Note due 2023 is incorporated by reference to Exhibit 4.2.4 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(j)	Form of 3.950% Note due 2025 is incorporated by reference to Exhibit 4.2.5 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(k)	Form of 4.150% Note due 2028 is incorporated by reference to Exhibit 4.2.6 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(l)	Form of 4.800% Note due 2048 is incorporated by reference to Exhibit 4.2.7 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(m)	Form of 2.375% Note due 2030 incorporated by reference to Exhibit 4.2.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 24, 2020.

4(n)	Form of 3.125% Note due 2050 incorporated by reference to Exhibit 4.2.2 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 24, 2020.

4(o)	Description of securities incorporated by reference to Exhibit 4(p) to Campbell's Form 10-K (SEC file number 1-3822) filed with the SEC on September 26, 2019.

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

10(s)+	Form of 2015 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement.
10(t)+	Form of 2015 Long-Term Incentive Performance Restricted Stock Unit Agreement.

10(u)+
Severance Agreement and General Release executed November 25, 2019 by and between Anthony DiSilvestro and Campbell Soup Company is incorporated by reference to Exhibit 10.2 to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 26, 2020.

10(v)
Three-Year Credit Agreement, dated November 2, 2020, by and among Campbell Soup Company, the Eligible Subsidiaries party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein, incorporated by reference to Registrant's Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on November 2, 2020.

10(w)
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

10(x)	2021 Non-Employee Director Fees are incorporated by reference to Exhibit 10.2 to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 1, 2020.

10(y)+
First Amendment to the Campbell Soup Company Supplemental Retirement Plan effective November 30, 2018 is incorporated by reference to Exhibit 10(b) to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 27, 2019.

10(z)+
Second Amendment to the Campbell Soup Company Supplemental Retirement Plan effective September 16, 2020 is incorporated by reference to Exhibit 10(bb) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended August 2, 2020.

10(aa)+
Third Amendment to the Campbell Soup Company Supplemental Retirement Plan effective December 31, 2020 is incorporated by reference to Exhibit 10.1 to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 31, 2021.

10(bb)+	Campbell Soup Company Executive Severance Pay Plan is incorporated by reference to Exhibit 10 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 2, 2019.

21	Subsidiary List.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31(a)	Certification of Mark A. Clouse pursuant to Rule 13a-14(a).

31(b)	Certification of Mick J. Beekhuizen pursuant to Rule 13a-14(a).

32(a)	Certification of Mark A. Clouse pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Mick J. Beekhuizen pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K, formulated in Inline XBRL (see exhibit 101)

+This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Campbell has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
September 23, 2021

CAMPBELL SOUP COMPANY

By:	/s/Mick J. Beekhuizen
Mick J. Beekhuizen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Campbell and in the capacities indicated on September 23, 2021.

Signatures

/s/ Mark A. Clouse	*
Mark A. Clouse	Maria Teresa Hilado
President and Chief Executive Officer and Director	Director
(Principal Executive Officer)

/s/ Mick J. Beekhuizen	*
Mick J. Beekhuizen	Grant H. Hill
Executive Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Stanley Polomski	*
Stanley Polomski	Sarah Hofstetter
Vice President and Controller	Director
(Principal Accounting Officer)

*	*
Keith R. McLoughlin	Marc B. Lautenbach
Chair and Director	Director

*	*
Fabiola R. Arredondo	Mary Alice D. Malone
Director	Director

*	*
Howard M. Averill	Kurt T. Schmidt
Director	Director

*	*
John P. Bilbrey	Archbold D. van Beuren
Director	Director

*	* By: /s/ Charles A. Brawley, III
Bennett Dorrance	Name: Charles A. Brawley, III
Director	Title: Vice President, Deputy General Counsel
and Corporate Secretary, as Attorney-in-fact
(pursuant to powers of attorney)

Schedule II

CAMPBELL SOUP COMPANY
Valuation and Qualifying Accounts

For the Fiscal Years ended August 1, 2021, August 2, 2020, and July 28, 2019
(Millions)

This schedule of valuation and qualifying accounts for continuing operations should be read in conjunction with the Consolidated Financial Statements. This schedule excludes amounts related to discontinued operations. See Note 3 to the Consolidated Financial Statements for additional information.

	Balance at Beginning of Period	Charged to/ (Reduction in) Costs and Expenses	Deductions	Divestiture	Balance at End of Period
Fiscal year ended August 1, 2021
Cash discount	$6	$137	$(137)	$—	$6
Bad debt reserve	4	—	(2)	—	2
Returns reserve(1)	4	—	—	—	4
Total Accounts receivable allowances	$14	$137	$(139)	$—	$12

Fiscal year ended August 2, 2020
Cash discount	$6	$139	$(139)	$—	$6
Bad debt reserve	3	2	—	(1)	4
Returns reserve(1)	4	1	(1)	—	4
Total Accounts receivable allowances	$13	$142	$(140)	$(1)	$14

Fiscal year ended July 28, 2019
Cash discount	$6	$132	$(132)	$—	$6
Bad debt reserve	3	1	(1)	—	3
Returns reserve(1)	9	(2)	(3)	—	4
Total Accounts receivable allowances	$18	$131	$(136)	$—	$13
_______________________________________
(1)The returns reserve is evaluated quarterly and adjusted accordingly. During each period, returns are charged to net sales in the Consolidated Statements of Earnings as incurred. Actual returns were approximately $100 in 2021, $99 in 2020, and $107 in 2019, or less than 2% of net sales.