Form 10-Q
period 2021-10-31
CAMPBELL SOUP CO
filed 2021-12-08
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File Number
October 31, 2021	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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

There were 301,737,878 shares of capital stock outstanding as of December 1, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended
	October 31, 2021	November 1, 2020
Net sales	$2,236	$2,340
Costs and expenses
Cost of products sold	1,514	1,527
Marketing and selling expenses	170	208
Administrative expenses	156	141
Research and development expenses	21	20
Other expenses / (income)	(1)	(18)
Restructuring charges	—	1
Total costs and expenses	1,860	1,879
Earnings before interest and taxes	376	461
Interest expense	47	55
Interest income	—	—
Earnings before taxes	329	406
Taxes on earnings	68	97
Earnings from continuing operations	261	309
Earnings (loss) from discontinued operations	—	—
Net earnings	261	309
Less: Net earnings (loss) attributable to noncontrolling interests	—	—
Net earnings attributable to Campbell Soup Company	$261	$309
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$.86	$1.02
Earnings (loss) from discontinued operations	—	—
Net earnings attributable to Campbell Soup Company	$.86	$1.02
Weighted average shares outstanding — basic	302	302
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$.86	$1.02
Earnings (loss) from discontinued operations	—	—
Net earnings attributable to Campbell Soup Company	$.86	$1.02
Weighted average shares outstanding — assuming dilution	303	304
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	October 31, 2021			November 1, 2020
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings (loss)			$261			$309
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$—	$—	—	$—	$—	—
Cash-flow hedges:
Unrealized gains (losses) arising during the period	3	(1)	2	(1)	1	—
Reclassification adjustment for losses (gains) included in net earnings	—	—	—	—	—	—
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	—	—	—	(1)	—	(1)
Other comprehensive income (loss)	$3	$(1)	2	$(2)	$1	(1)
Total comprehensive income (loss)			$263			$308
Total comprehensive income (loss) attributable to noncontrolling interests			—			(2)
Total comprehensive income (loss) attributable to Campbell Soup Company			$263			$310

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	October 31, 2021	August 1, 2021
Current assets
Cash and cash equivalents	$69	$69
Accounts receivable, net	731	595
Inventories	974	933
Other current assets	102	98
Total current assets	1,876	1,695
Plant assets, net of depreciation	2,355	2,370
Goodwill	3,982	3,981
Other intangible assets, net of amortization	3,228	3,239
Other assets	458	449
Total assets	$11,899	$11,734
Current liabilities
Short-term borrowings	$480	$48
Payable to suppliers and others	1,151	1,070
Accrued liabilities	539	576
Dividends payable	113	115
Accrued income taxes	55	5
Total current liabilities	2,338	1,814
Long-term debt	4,567	5,010
Deferred taxes	1,073	1,051
Other liabilities	684	705
Total liabilities	8,662	8,580
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $0.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	372	414
Earnings retained in the business	3,882	3,742
Capital stock in treasury, at cost	(1,038)	(1,021)
Accumulated other comprehensive income (loss)	7	5
Total Campbell Soup Company shareholders' equity	3,235	3,152
Noncontrolling interests	2	2
Total equity	3,237	3,154
Total liabilities and equity	$11,899	$11,734
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Three Months Ended
	October 31, 2021	November 1, 2020
Cash flows from operating activities:
Net earnings	$261	$309
Adjustments to reconcile net earnings to operating cash flow
Stock-based compensation	14	16
Pension and postretirement benefit income	(9)	(20)
Depreciation and amortization	83	76
Deferred income taxes	20	25
Other	22	22
Changes in working capital
Accounts receivable	(137)	(189)
Inventories	(40)	(38)
Prepaid assets	(5)	8
Accounts payable and accrued liabilities	87	(28)
Other	(8)	(1)
Net cash provided by operating activities	288	180
Cash flows from investing activities:
Purchases of plant assets	(69)	(74)
Purchases of route businesses	—	(1)
Sales of route businesses	1	3
Net cash used in investing activities	(68)	(72)
Cash flows from financing activities:
Short-term borrowings, including commercial paper	371	—
Short-term repayments, including commercial paper	(395)	(123)
Dividends paid	(116)	(108)
Treasury stock purchases	(63)	—
Treasury stock issuances	1	—
Payments related to tax withholding for stock-based compensation	(17)	(13)
Other	(1)	(1)
Net cash used in financing activities	(220)	(245)
Effect of exchange rate changes on cash	—	—
Net change in cash and cash equivalents	—	(137)
Cash and cash equivalents — beginning of period	69	859
Cash and cash equivalents — end of period	$69	$722
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at August 2, 2020	323	$12	(21)	$(1,023)	$394	$3,190	$(10)	$6	$2,569
Net earnings (loss)						309		—	309
Other comprehensive income (loss)							1	(2)	(1)
Dividends ($.35 per share)						(107)			(107)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			1	32	(24)	(5)			3
Balance at November 1, 2020	323	$12	(20)	$(991)	$370	$3,387	$(9)	$4	$2,773

Balance at August 1, 2021	323	$12	(21)	$(1,021)	$414	$3,742	$5	$2	$3,154
Net earnings (loss)						261		—	261
Other comprehensive income (loss)							2	—	2
Dividends ($.37 per share)						(113)			(113)
Treasury stock purchased			(1)	(63)					(63)
Treasury stock issued under management incentive and stock option plans			1	46	(42)	(8)			(4)
Balance at October 31, 2021	323	$12	(21)	$(1,038)	$372	$3,882	$7	$2	$3,237
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(unaudited)
(currency in millions, except per share amounts)
1. Basis of Presentation and Significant Accounting Policies
In this Form 10-Q, unless otherwise stated, the terms "we," "us," "our" and the "company" refer to Campbell Soup Company and its consolidated subsidiaries.
The financial statements reflect all adjustments which are, in our opinion, necessary for a fair statement of the results of operations, financial position, and cash flows for the indicated periods. The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our Annual Report on Form 10-K for the year ended August 1, 2021. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation.
The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year. Our fiscal year ends on the Sunday nearest July 31, which is July 31, 2022.
2. Recent Accounting Pronouncements
Recently Adopted
In December 2019, the Financial Accounting Standards Board (FASB) issued guidance on simplifying the accounting for income taxes. The guidance removes certain exceptions to the general principles of accounting for income taxes and also improves consistent application of accounting by clarifying or amending existing guidance. We adopted the guidance in the first quarter of 2022. The adoption did not have an impact on our consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
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
3. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash-Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at August 2, 2020	$(10)	$(7)	$7	$(10)
Other comprehensive income (loss) before reclassifications	2	—	—	2
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(1)	(1)
Net current-period other comprehensive income (loss)	2	—	(1)	1
Balance at November 1, 2020	$(8)	$(7)	$6	$(9)

Balance at August 1, 2021	$6	$(4)	$3	$5
Other comprehensive income (loss) before reclassifications	—	2	—	2
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	—	2	—	2
Balance at October 31, 2021	$6	$(2)	$3	$7

_____________________________________
(1)Included no tax as of October 31, 2021, August 1, 2021, November 1, 2020 and August 2, 2020.
(2)Included no tax as of October 31, 2021, a tax benefit of $1 as of August 1, 2021, $2 as of November 1, 2020, and $1 as of August 2, 2020.
(3)Included tax expense of $1 as of October 31, 2021, and as of August 1, 2021, and $2 as of November 1, 2020, and as of August 2, 2020.
Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	October 31, 2021	November 1, 2020	Location of Loss (Gain) Recognized in Earnings
Losses (gains) on cash-flow hedges:
Commodity contracts	$(1)	$—	Cost of products sold
Foreign exchange forward contracts	1	—	Cost of products sold
Total before tax	—	—
Tax expense (benefit)	—	—
Loss (gain), net of tax	$—	$—

Pension and postretirement benefit adjustments:
Prior service credit	$—	$(1)	Other expenses / (income)
Tax expense (benefit)	—	—
Loss (gain), net of tax	$—	$(1)
4. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Meals & Beverages	Snacks	Total
Net balance at August 1, 2021	$970	$3,011	$3,981
Amounts reclassified due to segment change(1)	25	(25)	—
Foreign currency translation adjustment	1	—	1
Net balance at October 31, 2021	$996	$2,986	$3,982
_____________________________________
(1) See Note 5 for additional information.
Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	October 31, 2021			August 1, 2021
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$830	$(151)	$679	$830	$(140)	$690
Non-amortizable intangible assets
Trademarks			2,549			2,549
Total net intangible assets			$3,228			$3,239

As of October 31, 2021, the carrying value of indefinite-lived trademarks is detailed below:

	Various Other(1)	Snyder's of Hanover	Lance	Pace	Pacific Foods
Carrying value	$1,007	$620	$350	$292	$280
_____________________________________
(1) Associated with the acquisition of Snyder's-Lance, Inc. (Snyder's-Lance).
Amortization of intangible assets was $11 and $10 for the three-month periods ended October 31, 2021, and November 1, 2020, respectively. As of October 31, 2021, amortizable intangible assets had a weighted-average remaining useful life of 17 years. Amortization expense for the next 5 years is estimated to be approximately $41 per year.
5. Segment Information
Our reportable segments are as follows:
•Meals & Beverages, which consists of our soup, simple meals and beverages products in retail and foodservice in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; V8 juices and beverages; and Campbell’s tomato juice. The segment also includes snacking products in foodservice and Canada. The segment included our Plum baby food and snacks business, which was sold on May 3, 2021; and
•Snacks, which consists of Pepperidge Farm cookies*, crackers, fresh bakery and frozen products, including Goldfish crackers*, Snyder’s of Hanover pretzels*, Lance sandwich crackers*, Cape Cod potato chips*, Kettle Brand potato chips*, Late July snacks*, Snack Factory pretzel crisps*, Pop Secret popcorn, Emerald nuts, and other snacking products in retail in the U.S. The segment also includes the retail business in Latin America. In 2022, we now refer to the * brands as our "power brands."
Beginning in 2022, the foodservice and Canadian business formerly in our Snacks segment is now managed as part of the Meals & Beverages segment. Segment results have been adjusted retrospectively to reflect this change.
We evaluate segment performance before interest, taxes and costs associated with restructuring activities and impairment charges. Unrealized gains and losses on outstanding undesignated commodity hedging activities are excluded from segment operating earnings and are recorded in Corporate as these open positions represent hedges of future purchases. Upon closing of the contracts, the realized gain or loss is transferred to segment operating earnings, which allows the segments to reflect the economic effects of the hedge without exposure to quarterly volatility of unrealized gains and losses. Only the service cost component of pension and postretirement expense is allocated to segments. All other components of expense, including interest cost, expected return on assets, amortization of prior service credits and recognized actuarial gains and losses are reflected in Corporate and not included in segment operating results. Asset information by segment is not discretely maintained for internal reporting or used in evaluating performance.

	Three Months Ended
	October 31, 2021	November 1, 2020
Net sales
Meals & Beverages	$1,266	$1,363
Snacks	970	977
Total	$2,236	$2,340

	Three Months Ended
	October 31, 2021	November 1, 2020
Earnings before interest and taxes
Meals & Beverages	$280	$337
Snacks	128	135
Corporate income (expense)(1)	(32)	(10)
Restructuring charges(2)	—	(1)
Total	$376	$461

_______________________________________
(1)Represents unallocated items. In the three-month periods ended October 31, 2021, and November 1, 2020, there were pension actuarial losses of $6 and pension actuarial gains of $4, respectively. Costs related to the cost savings initiatives were $4 and $5 in the three-month periods ended October 31, 2021, and November 1, 2020, respectively. Unrealized mark-to-market adjustments on outstanding undesignated commodity hedges were losses of $3 and gains of $6 in the three-month periods ended October 31, 2021, and November 1, 2020, respectively.
(2)See Note 6 for additional information.

Our net sales based on product categories are as follows:	Three Months Ended
	October 31, 2021	November 1, 2020
Net sales
Soup	$797	$826
Snacks	1,003	1,008
Other simple meals	264	311
Beverages	172	195
Total	$2,236	$2,340
Soup includes various soup, broth and stock products. Snacks include cookies, pretzels, crackers, popcorn, nuts, potato chips, tortilla chips and other salty snacks and baked products. Other simple meals include sauces, gravies, pasta, beans, canned poultry, and Plum products through May 3, 2021, when the business was sold. Beverages include V8 juices and beverages, Campbell’s tomato juice and Pacific Foods non-dairy beverages.
6. Restructuring Charges and Cost Savings Initiatives
Multi-year Cost Savings Initiatives and Snyder's-Lance Cost Transformation Program and Integration
Beginning in fiscal 2015, we implemented initiatives to reduce costs and to streamline our organizational structure.
Over the years, we expanded these initiatives by further optimizing our supply chain and manufacturing networks, including closing our manufacturing facility in Toronto, Ontario, as well as our information technology infrastructure.
On March 26, 2018, we completed the acquisition of Snyder's-Lance. Prior to the acquisition, Snyder's-Lance launched a cost transformation program following a comprehensive review of its operations with the goal of significantly improving its financial performance. We continued to implement this program and identified opportunities for additional cost synergies as we integrated Snyder's-Lance.
A summary of the pre-tax charges recorded in Earnings from continuing operations related to these initiatives is as follows:

	Three Months Ended
	October 31, 2021	November 1, 2020	Recognized as of October 31, 2021
Restructuring charges	$—	$1	$259
Administrative expenses	2	4	341
Cost of products sold	2	1	81
Marketing and selling expenses	—	—	13
Research and development expenses	—	—	4
Total pre-tax charges	$4	$6	$698
A summary of the pre-tax costs in Earnings from continuing operations associated with the initiatives is as follows:

Recognized as of October 31, 2021
Severance pay and benefits	$222
Asset impairment/accelerated depreciation	82
Implementation costs and other related costs	394
Total	$698

The total estimated pre-tax costs for actions associated with continuing operations are approximately $715 to $730. The majority of the remaining costs will be incurred in 2022.
We expect the costs for actions associated with continuing operations to consist of the following: approximately $225 in severance pay and benefits; approximately $85 in asset impairment and accelerated depreciation; and approximately $405 to $420 in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 31%; Snacks - approximately 45%; and Corporate - approximately 24%.
Of the aggregate $715 to $730 of pre-tax costs associated with continuing operations, we expect approximately $615 to $630 will be cash expenditures. In addition, we expect to invest approximately $450 in capital expenditures through 2022, of which we invested $415 as of October 31, 2021. The capital expenditures primarily relate to improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, a U.S. warehouse optimization project, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of information technology infrastructure and applications, and optimization of the Snyder’s-Lance warehouse and distribution network.
A summary of the restructuring activity and related reserves associated with continuing operations at October 31, 2021, is as follows:

	Severance Pay and Benefits	Implementation Costs and Other Related Costs(2)	Total Charges
Accrued balance at August 1, 2021(1)	$7
2022 charges	—	4	$4
2022 cash payments	(1)
Accrued balance at October 31, 2021(1)	$6
__________________________________
(1)Includes $1 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
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
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	October 31, 2021
	Three Months Ended	Costs Incurred to Date
Meals & Beverages	$1	$224
Snacks	3	302
Corporate	—	172
Total	$4	$698
Through April 28, 2019, we incurred pre-tax charges of $23 in Earnings from discontinued operations consisting of $19 of severance pay and benefits and $4 of implementation costs and other related costs. All of the costs were cash expenditures.
Expanded Initiatives in 2022
We continue to pursue cost savings initiatives by further optimizing our supply chain and manufacturing network and through effective cost management. Cost estimates will be updated as the expanded initiatives are developed.
7. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three-month periods ended October 31, 2021, and November 1, 2020, excludes approximately 1 million stock options that would have been antidilutive.

8. Pension and Postretirement Benefits
Components of net benefit expense (income) were as follows:

	Three Months Ended
	Pension		Postretirement
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Service cost	$4	$5	$—	$—
Interest cost	10	10	1	1
Expected return on plan assets	(30)	(31)	—	—
Amortization of prior service cost	—	—	—	(1)
Actuarial loss (gain)	6	(4)	—	—
Net periodic benefit expense (income)	$(10)	$(20)	$1	$—
The actuarial loss of $6 for the three-month period ended October 31, 2021 and the actuarial gain of $4 for the three-month period ended November 1, 2020 related to the remeasurement of a U.S. and a Canadian pension plan. These remeasurements were each due to lump sum distributions that exceeded or are expected to exceed service and interest costs resulting in settlement accounting for the plans. The actuarial loss recognized for the three-month period ended October 31, 2021 was primarily due to less than anticipated investment returns on plan assets, partially offset by an increase in the discount rates. The actuarial gain recognized for the three-month period ended November 1, 2020 was primarily due to an increase in the discount rates.
9. Leases
The components of lease costs were as follows:

	Three Months Ended
	October 31, 2021	November 1, 2020
Operating lease cost	$19	$20
Finance lease - amortization of right-of-use (ROU) assets	4	1
Short-term lease cost	13	10
Variable lease cost(1)	52	46
Sublease income	—	(1)
Total	$88	$76
__________________________________________
(1)Includes labor and other overhead in our service contracts with embedded leases.
The following tables summarize the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
	Balance Sheet Classification	October 31, 2021	August 1, 2021
ROU assets, net	Other assets	$231	$235
Lease liabilities (current)	Accrued liabilities	$54	$54
Lease liabilities (noncurrent)	Other liabilities	$176	$180

	Finance Leases
	Balance Sheet Classification	October 31, 2021	August 1, 2021
ROU assets, net	Plant assets, net of depreciation	$38	$29
Lease liabilities (current)	Short-term borrowings	$15	$11
Lease liabilities (noncurrent)	Long-term debt	$24	$19

The following table summarizes cash flow and other information related to leases:

	Three Months Ended
	October 31, 2021	November 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19	$21
Financing cash flows from finance leases	$4	$1

ROU assets obtained in exchange for lease obligations:
Operating leases	$14	$6
Finance leases	$13	$2
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit-risk-related contingent features in our derivative instruments as of October 31, 2021, or August 1, 2021.
We are also exposed to credit risk from our customers. During 2021, our largest customer accounted for approximately 21% of consolidated net sales from continuing operations. Our five largest customers accounted for approximately 46% of our consolidated net sales from continuing operations in 2021.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to third-party transactions and intercompany transactions, including intercompany debt. Principal currencies hedged include the Canadian dollar. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $144 as of October 31, 2021, and $134 as of August 1, 2021. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income (loss). The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $18 as of October 31, 2021, and $13 as of August 1, 2021.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. There were no interest rate swaps or treasury rate lock contracts outstanding as of October 31, 2021, or August 1, 2021.

Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, soybean oil, diesel fuel, natural gas, aluminum, cocoa, soybean meal, corn and butter. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. The notional amount of commodity contracts designated as cash-flow hedges was $19 as of October 31, 2021, and $18 as of August 1, 2021. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. The notional amount of commodity contracts not designated as accounting hedges was $174 as of October 31, 2021, and $190 as of August 1, 2021. The change in fair value on undesignated instruments is recorded in Cost of products sold.
We have a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional amount was approximately $14 as of October 31, 2021, and $38 as of August 1, 2021. The change in fair value on the embedded derivative is recorded in Cost of products sold.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Vanguard Institutional Index Institutional Plus Shares and the total return of the Vanguard Total International Stock Index. Prior to 2022, we had entered into swap contracts which hedged a portion of exposures linked to the total return of our capital stock. As of October 31, 2021, and August 1, 2021, there were no swap contracts outstanding hedging our exposure linked to the total return of our capital stock. These contracts are not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $29 as of October 31, 2021, and August 1, 2021.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of October 31, 2021, and August 1, 2021:

	Balance Sheet Classification	October 31, 2021	August 1, 2021
Asset Derivatives
Derivatives designated as hedges:
Commodity contracts	Other current assets	$7	$4
Foreign exchange forward contracts	Other current assets	—	1
Total derivatives designated as hedges		$7	$5
Derivatives not designated as hedges:
Commodity contracts	Other current assets	$47	$49
Deferred compensation contracts	Other current assets	2	3
Total derivatives not designated as hedges		$49	$52
Total asset derivatives		$56	$57

	Balance Sheet Classification	October 31, 2021	August 1, 2021
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$2	$3
Total derivatives designated as hedges		$2	$3
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$1	$—
Foreign exchange forward contracts	Accrued liabilities	—	—
Total derivatives not designated as hedges		$1	$—
Total liability derivatives		$3	$3
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of October 31, 2021, and August 1, 2021, would be adjusted as detailed in the following table:

	October 31, 2021			August 1, 2021
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$56	$—	$56	$57	$(1)	$56
Total liability derivatives	$3	$—	$3	$3	$(1)	$2
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. Cash margin liability balances of $13 at October 31, 2021, and $14 at August 1, 2021, were included in Accrued liabilities in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three-month periods ended October 31, 2021, and November 1, 2020, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		October 31, 2021	November 1, 2020
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(5)	$(8)
Effective portion of changes in fair value recognized in OCI:
Commodity contracts		3	—
Foreign exchange forward contracts		—	(1)
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Commodity contracts	Cost of products sold	(1)	—
Foreign exchange forward contracts	Cost of products sold	1	—
OCI derivative gain (loss) at end of quarter		$(2)	$(9)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a gain of $4.
The following table shows the total amounts of line items presented in the Consolidated Statements of Earnings for the three-month periods ended October 31, 2021, and November 1, 2020, in which the effects of derivative instruments designated as cash-flow hedges are recorded. The total effect of hedge activity on these line items are as follows:

Three Months Ended
	October 31, 2021	November 1, 2020
	Cost of products sold	Cost of products sold
Consolidated Statements of Earnings:	$1,514	$1,527

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$—	$—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	$—	$—
The following table shows the effects of our derivative instruments not designated as hedges for the three-month periods ended October 31, 2021, and November 1, 2020, in the Consolidated Statements of Earnings:

Derivatives not Designated as Hedges	Location of Loss (Gain) Recognized in Earnings	Three Months Ended
		October 31, 2021	November 1, 2020
Foreign exchange forward contracts	Cost of products sold	$—	$1
Commodity contracts	Cost of products sold	(9)	(2)
Deferred compensation derivative contracts	Administrative expenses	(1)	—
Total loss (gain) at end of quarter		$(10)	$(1)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2021, and August 1, 2021, consistent with the fair value hierarchy:

	Fair Value as of October 31, 2021	Fair Value Measurements at October 31, 2021 Using Fair Value Hierarchy			Fair Value as of August 1, 2021	Fair Value Measurements at August 1, 2021 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$—	$—	$—	$—	$1	$—	$1	$—
Commodity derivative contracts(2)	54	21	32	1	53	21	31	1
Deferred compensation derivative contracts(3)	2	—	2	—	3	—	3	—
Deferred compensation investments(4)	3	3	—	—	3	3	—	—
Total assets at fair value	$59	$24	$34	$1	$60	$24	$35	$1

	Fair Value as of October 31, 2021	Fair Value Measurements at October 31, 2021 Using Fair Value Hierarchy			Fair Value as of August 1, 2021	Fair Value Measurements at August 1, 2021 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(1)	$2	$—	$2	$—	$3	$—	$3	$—
Commodity derivative contracts(2)	1	1	—	—	—	—	—	—
Deferred compensation obligation(4)	109	109	—	—	105	105	—	—
Total liabilities at fair value	$112	$110	$2	$—	$108	$105	$3	$—
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

There were $32 of cash equivalents at October 31, 2021, and none at August 1, 2021. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt was $5,518 at October 31, 2021, and $5,613 at August 1, 2021. The carrying value was $5,047 at October 31, 2021, and $5,058 at August 1, 2021. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
12. Share Repurchases
In June 2021, the Board authorized an anti-dilutive share repurchase program of up to $250 (June 2021 program) to offset the impact of dilution from shares issued under our stock compensation programs. The June 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the June 2021 program may be made in open-market or privately negotiated transactions.
In September 2021, the Board approved a new strategic share repurchase program of up to $500 (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. The September 2021 program replaced the prior $1,500 program, which our Board approved in March 2017 and has been cancelled.
During the three-month period ended October 31, 2021, we repurchased approximately 1.5 million shares at a cost of $63. Of this amount, $38 was used to repurchase shares pursuant to our June 2021 program and $25 was used to repurchase shares pursuant to our September 2021 program. As of October 31, 2021, approximately $176 remained available under the June 2021 program and approximately $475 remained available under the September 2021 program.
13. Stock-based Compensation
We provide compensation benefits by issuing stock options, unrestricted stock and restricted stock units (including time-lapse restricted stock units, EPS performance restricted stock units, total shareholder return (TSR) performance restricted stock units and free cash flow (FCF) performance restricted stock units). In 2022, we issued time-lapse restricted stock units, unrestricted stock, TSR performance restricted stock units and EPS performance restricted stock units. We last issued stock options and FCF performance restricted stock units in 2019.
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings from continuing operations were as follows:

	Three Months Ended
	October 31, 2021	November 1, 2020
Total pre-tax stock-based compensation expense	$14	$16
Tax-related benefits	$2	$3
The following table summarizes stock option activity as of October 31, 2021:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at August 1, 2021	1,372	$45.61
Granted	—	$—
Exercised	(32)	$36.60
Terminated	—	$—
Outstanding at October 31, 2021	1,340	$45.83	5.6	$2
Exercisable at October 31, 2021	1,129	$47.84	5.3	$1
The total intrinsic value of options exercised during the three-month period ended October 31, 2021 was not material. No options were exercised during the three-month period ended November 1, 2020. We measured the fair value of stock options using the Black-Scholes option pricing model.

We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of October 31, 2021, total remaining unearned compensation related to nonvested stock options was less than $1, which will be amortized over the weighted-average remaining service period of less than one year.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and FCF performance restricted stock units as of October 31, 2021:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 1, 2021	1,814	$45.63
Granted	1,393	$41.82
Vested	(1,129)	$43.98
Forfeited	(63)	$45.48
Nonvested at October 31, 2021	2,015	$43.93
We determine the fair value of time-lapse restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis.
In 2022, we granted EPS performance restricted stock units that will be earned upon the achievement of our adjusted EPS compound annual growth rate goal, measured over a three-year period. The actual number of EPS performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of EPS performance restricted stock units is based upon the quoted price of our stock at the date of grant. We expense EPS performance restricted stock units on a straight-line basis over the service period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We estimate expense based on the number of awards expected to vest. There were 318 thousand EPS performance target grants outstanding at October 31, 2021, with a grant-date fair value of $41.53.
In 2019, we issued approximately 388 thousand FCF performance restricted stock units for which vesting was contingent upon achievement of free cash flow (defined as Net cash provided by operating activities less capital expenditures and certain investing and financing activities) compared to annual operating plan objectives over a three-year period. An annual objective was established each fiscal year for three consecutive years. Performance against these objectives was averaged at the end of the three-year period to determine the number of underlying units that would vest at the end of the three years. The actual number of FCF performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of FCF performance restricted stock units was based upon the quoted price of our stock at the date of grant. We expensed FCF performance restricted stock units over the requisite service period of each objective. We estimated expense based on the number of awards expected to vest. In the first quarter of 2022, recipients of FCF performance restricted stock units earned 167% of the initial grants based upon the average of actual performance achieved during a three-year period ended August 1, 2021. As a result, approximately 158 thousand additional shares were awarded. As of October 31, 2021, there were no FCF performance target grants outstanding.
As of October 31, 2021, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS performance restricted stock units was $64, which will be amortized over the weighted-average remaining service period of 2.1 years. The fair value of restricted stock units vested during the three-month periods ended October 31, 2021, and November 1, 2020, was $48, and $34, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the three-month period ended November 1, 2020 was $48.43.

The following table summarizes TSR performance restricted stock units as of October 31, 2021:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 1, 2021	1,222	$53.60
Granted	324	$45.65
Vested	(178)	$31.33
Forfeited	(113)	$43.12
Nonvested at October 31, 2021	1,255	$55.65
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation.
Assumptions used in the Monte Carlo simulation were as follows:

	2022	2021
Risk-free interest rate	0.45%	0.15%
Expected dividend yield	3.50%	2.85%
Expected volatility	27.43%	29.99%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of October 31, 2021, total remaining unearned compensation related to TSR performance restricted stock units was $31, which will be amortized over the weighted-average remaining service period of 1.9 years. In the first quarter of 2022, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 30, 2021. In the first quarter of 2021, recipients of TSR performance restricted stock units earned 50% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 31, 2020. The fair value of TSR performance restricted stock units vested during the three-month periods ended October 31, 2021 and November 1, 2020 was $8 and $11, respectively. The grant-date fair value of the TSR performance restricted stock units granted during 2021 was $54.93.
The excess tax benefits of $1 in the three-month periods ended October 31, 2021 and November 1, 2020 on the exercise of stock options and vested restricted stock were presented as cash flows from operating activities. Cash received from the exercise of stock options was $1 for the three-month period ended October 31, 2021 and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
14. Commitments and Contingencies
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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of October 31, 2021. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
Other Contingencies
We have provided certain indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at October 31, 2021.
15. Supplemental Financial Statement Data

Balance Sheets	October 31, 2021	August 1, 2021
Inventories
Raw materials, containers and supplies	$425	$321
Finished products	549	612
	$974	$933

Statements of Earnings	Three Months Ended
	October 31, 2021	November 1, 2020
Other expenses / (income)
Amortization of intangible assets	$11	$10
Net periodic benefit income other than the service cost	(19)	(21)
Pension actuarial losses (gains)	6	(4)
Transition services fees	—	(4)
Other	1	1
	$(1)	$(18)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
This Management's Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in "Part I - Item 1. Financial Statements," and our Form 10-K for the year ended August 1, 2021, including but not limited to "Part I - Item 1A. Risk Factors" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
Beginning in 2022, the foodservice and Canadian business formerly in our Snacks segment is managed as part of the Meals & Beverages segment. Segment results have been adjusted retrospectively to reflect this change.
Business Trends
We have been actively monitoring the impact of the COVID-19 pandemic on all aspects of our business. During the first quarter of 2022, we continued to experience elevated demand for our retail products, but net sales were lower than in the first quarter of 2021 due to cycling the retailer inventory recovery in the prior-year quarter and the impact of supply constraints which held back our ability to meet persistent elevated demand.
We anticipate that 2022 will continue to be a dynamic macroeconomic environment and we expect elevated levels of input cost inflation and a constrained labor market to persist throughout the remainder of 2022. We anticipate that these headwinds will be partially mitigated by pricing actions that have either taken effect or are expected to take effect in the remaining part of the fiscal year, supply chain productivity improvements and cost saving initiatives, but we do not expect such benefits will fully offset the incremental costs in 2022.
Although we expect the impacts of the COVID-19 pandemic on our business to moderate in the second quarter and beyond there still remains uncertainty around the pandemic. The ultimate impact depends on the severity and duration of the pandemic, including the emergence and spread of COVID-19 variants, the continued availability and effectiveness of vaccines and actions taken by government authorities, including the recent U.S. vaccine mandate, and other third parties in response to the pandemic. We will continue to evaluate the extent to which the COVID-19 pandemic will impact our business, consolidated results of operations and financial condition.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.
•Net sales decreased 4% in 2022 to $2,236 million due to volume declines and increased promotional spending, partially offset by favorable price and sales allowances. Volumes declined as a result of cycling retailer inventory recovery in the prior-year quarter and supply pressures. Promotional spending increased due in part to moderated levels in the prior-year quarter. Net sales increased 2% in 2022 from $2,183 million in 2020, including a 2-point impact from divestitures.
•Gross profit, as a percent of sales, decreased to 32.3% in 2022 from 34.7% in the prior-year quarter. The decrease was primarily due to higher cost inflation, higher levels of promotional spending and unfavorable product mix, partially offset by the benefits of recent pricing actions and supply chain productivity improvements.
•Earnings per share from continuing operations were $.86 in 2022, compared to $1.02 a year ago. The current quarter and prior-year quarter included expenses of $.03 per share and gains of $.01 per share, respectively, from items impacting comparability as discussed below.

Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•We implemented several cost savings initiatives in recent years. In the first quarter of 2022, we recorded implementation costs and other related costs of $2 million in Administrative expenses and $2 million in Cost of products sold (aggregate impact of $3 million after tax, or $.01 per share) related to these initiatives. In the first quarter of 2021, we recorded Restructuring charges of $1 million and implementation costs and other related costs of $4 million in Administrative expenses and $1 million in Cost of products sold (aggregate impact of $5 million after tax, or $.02 per share) related to these initiatives. See Note 6 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;
•In the first quarter of 2022, we recognized actuarial losses in Other expenses / (income) of $6 million ($5 million after tax, or $.02 per share). In the first quarter of 2021, we recognized actuarial gains in Other expenses / (income) of $4 million ($3 million after tax, or $.01 per share). The actuarial gains and losses related to the remeasurements of a U.S. and a Canadian pension plan. These interim remeasurements were each due to lump sum distributions that exceeded or are expected to exceed service and interest costs resulting in settlement accounting for the plans; and
•In the first quarter of 2022, we recognized losses in Cost of products sold of $3 million ($2 million after tax, or $.01 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. In the first quarter of 2021, we recognized gains in Cost of products sold of $6 million ($5 million after tax, or $.02 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges.
The items impacting comparability are summarized below:

	Three Months Ended
	October 31, 2021		November 1, 2020
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$261	$.86	$309	$1.02
Earnings (loss) from discontinued operations	$—	$—	$—	$—
Net earnings attributable to Campbell Soup Company	$261	$.86	$309	$1.02

Continuing operations:
Restructuring charges, implementation costs and other related costs	$(3)	$(.01)	$(5)	$(.02)
Pension actuarial gains (losses)	(5)	(.02)	3	.01
Commodity mark-to-market gains (losses)	(2)	(.01)	5	.02
Impact of items on Earnings from continuing operations(1)	$(10)	$(.03)	$3	$.01
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Earnings from continuing operations were $261 million ($.86 per share) in the current quarter, compared to $309 million ($1.02 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings from continuing operations decreased reflecting a lower gross profit performance, sales volume declines and higher administrative expenses, partially offset by lower marketing and selling expenses and a lower effective tax rate.
FIRST-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	October 31, 2021	November 1, 2020	% Change
Meals & Beverages	$1,266	$1,363	(7)
Snacks	970	977	(1)
	$2,236	$2,340	(4)

An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages(2)	Snacks	Total(2)
Volume and mix	(7)%	(4)%	(6)%
Price and sales allowances	4	4	4
Decreased / (increased) promotional spending(1)	(3)	(1)	(2)
Divestiture	(2)	—	(1)
	(7)%	(1)%	(4)%
__________________________________________
(1)Represents revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales decreased 7%. Excluding the impact from the divestiture of the Plum baby food and snacks business, sales decreased primarily due to declines across U.S. retail products, including V8 beverages, Prego pasta sauces and U.S. soup, as well as in Canada. Volume decreased primarily due to cycling the retailer inventory recovery in the prior-year quarter and due to supply pressures. Promotional spending increased relative to moderated levels in the prior-year quarter, partly offsetting the impact of recent price increases. Sales of U.S. soup decreased 2%, cycling a 21% increase in the first quarter of the prior year, due to volume declines in ready-to-serve soups and condensed soups, partially offset by gains in broth.
In Snacks, sales decreased 1% as volume declines and increased promotional spending relative to moderated levels in the prior-year quarter were partly offset by favorable price and sales allowances. Declines in partner brands, in Pop Secret popcorn due to elevated demand in the prior-year quarter and in Late July snacks due to supply pressures were partially offset by gains in Goldfish crackers and Pepperidge Farm cookies. Partner brands consist of third-party branded products that we sell. Sales of our power brands increased 3%.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $91 million in 2022 from 2021. As a percent of sales, gross profit was 32.3% in 2022 and 34.7% in 2021.
The 240 basis-point decrease in gross profit margin was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(480)
Higher level of promotional spending	(130)
Mix	(70)
Productivity improvements	120
Price and sales allowances	320
(240)
__________________________________________
(1)Includes an estimated positive margin impact of 30 basis points from the benefit of cost savings initiatives, which was more than offset by cost inflation and other factors, including a 40 basis-point impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 7.6% in 2022 compared to 8.9% in 2021. Marketing and selling expenses decreased 18% in 2022 from 2021. The decrease was primarily due to lower advertising and consumer promotion expense (approximately 15 points) and lower selling expenses (approximately 3 points). The decrease in advertising and consumer promotion expense was due in part to supply constraints.
Administrative Expenses
Administrative expenses as a percent of sales were 7.0% in 2022 compared to 6.0% in 2021. Administrative expenses increased 11% in 2022 from 2021. The increase was primarily due to expenses related to the settlement of certain legal claims (approximately 11 points) and higher general administrative costs (approximately 4 points), partially offset by increased benefits from cost savings initiatives (approximately 4 points).

Other Expenses / (Income)
Other income was $1 million in 2022 compared to other income of $18 million in 2021. Other income in 2022 included pension actuarial losses of $6 million. Other income in 2021 included pension actuarial gains of $4 million. Excluding these amounts, the remaining decrease in other income was primarily due to income from transition services fees in the prior year.
Operating Earnings
Segment operating earnings decreased 14% in 2022 from 2021.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	October 31, 2021	November 1, 2020	% Change
Meals & Beverages	$280	$337	(17)
Snacks	128	135	(5)
	408	472	(14)
Corporate income (expense)	(32)	(10)
Restructuring charges(1)	—	(1)
Earnings before interest and taxes	$376	$461
__________________________________________
(1)See Note 6 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages decreased 17%. The decrease was primarily due to lower gross profit performance and sales volume declines, partially offset by lower marketing and selling expenses. Gross profit performance was impacted by higher cost inflation, higher levels of promotional spending, higher other supply chain costs and unfavorable product mix, partially offset by the benefits of recent pricing actions and supply chain productivity improvements.
Operating earnings from Snacks decreased 5%. The decrease was driven by higher administrative expenses due to the settlement of certain legal claims and a slightly lower gross profit performance, partially offset by lower marketing and selling expenses. Gross profit performance was impacted by higher cost inflation, unfavorable product mix and higher levels of promotional spending, largely offset by the benefits of recent pricing actions, supply chain productivity improvements and cost savings initiatives as well as lower other supply chain costs.
Corporate expense in 2022 included pension actuarial losses of $6 million, costs of $4 million related to costs savings initiatives and unrealized mark-to-market losses on outstanding undesignated commodity hedges of $3 million. Corporate expense in 2021 included costs of $5 million related to cost savings initiatives, pension actuarial gains of $4 million and unrealized mark-to-market gains on outstanding undesignated commodity hedges of $6 million.
Interest Expense
Interest expense decreased to $47 million in 2022 from $55 million in 2021, primarily due to lower levels of debt.
Taxes on Earnings
The effective tax rate was 20.7% in 2022 and 23.9% in 2021. The decrease in the effective tax rate was primarily due to the favorable resolution of several tax matters in 2022.
Restructuring Charges and Cost Savings Initiatives
Multi-year Cost Savings Initiatives and Snyder's-Lance Cost Transformation Program and Integration
Beginning in fiscal 2015, we implemented initiatives to reduce costs and to streamline our organizational structure.
Over the years, we expanded these initiatives by further optimizing our supply chain and manufacturing networks, including closing our manufacturing facility in Toronto, Ontario, as well as our information technology infrastructure.
On March 26, 2018, we completed the acquisition of Snyder's-Lance, Inc. (Snyder's-Lance). Prior to the acquisition, Snyder's-Lance launched a cost transformation program following a comprehensive review of its operations with the goal of significantly improving its financial performance. We continued to implement this program and identified opportunities for additional cost synergies as we integrated Snyder's-Lance.

A summary of charges recorded in Earnings from continuing operations related to these initiatives is as follows:

	Three Months Ended
(Millions, except per share amounts)	October 31, 2021	November 1, 2020	Recognized as of October 31, 2021
Restructuring charges	$—	$1	$259
Administrative expenses	2	4	341
Cost of products sold	2	1	81
Marketing and selling expenses	—	—	13
Research and development expenses	—	—	4
Total pre-tax charges	$4	$6	$698

Aggregate after-tax impact	$3	$5
Per share impact	$.01	$.02
A summary of the pre-tax costs in Earnings from continuing operations associated with these initiatives is as follows:

(Millions)	Recognized as of October 31, 2021
Severance pay and benefits	$222
Asset impairment/accelerated depreciation	82
Implementation costs and other related costs	394
Total	$698
The total estimated pre-tax costs for actions associated with continuing operations are approximately $715 million to $730 million. The majority of the remaining costs will be incurred in 2022.
We expect the costs for actions associated with continuing operations to consist of the following: approximately $225 million in severance pay and benefits; approximately $85 million in asset impairment and accelerated depreciation; and approximately $405 million to $420 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 31%; Snacks - approximately 45%; and Corporate - approximately 24%.
Of the aggregate $715 million to $730 million of pre-tax costs associated with continuing operations, we expect approximately $615 million to $630 million will be cash expenditures. In addition, we expect to invest approximately $450 million in capital expenditures through 2022, of which we invested $415 million as of October 31, 2021. The capital expenditures primarily relate to improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, a U.S. warehouse optimization project, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of information technology infrastructure and applications, and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives for actions associated with continuing operations, once all phases are implemented, to generate annual ongoing savings of approximately $850 million by the end of 2022. In the three-month period ended October 31, 2021, we generated an additional $15 million of pre-tax savings. The annual pre-tax savings associated with continuing operations generated were as follows:

	Year Ended
(Millions)	August 1, 2021	August 2, 2020	July 28, 2019	July 29, 2018	July 30, 2017	July 31, 2016	August 2, 2015
Total pre-tax savings	$805	$725	$560	$395	$325	$215	$85

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	October 31, 2021
(Millions)	Three Months Ended	Costs Incurred to Date
Meals & Beverages	$1	$224
Snacks	3	302
Corporate	—	172
Total	$4	$698
Through April 28, 2019, we incurred pre-tax charges of $23 million in Earnings from discontinued operations consisting of $19 million of severance pay and benefits and $4 million of implementation costs and other related costs. All of the costs were cash expenditures.
Expanded Initiatives in 2022
We continue to pursue cost savings initiatives by further optimizing our supply chain and manufacturing network and through effective cost management. We are pursuing additional initiatives that will generate incremental annual ongoing savings of approximately $150 million by the end of 2025. With these expanded initiatives, we expect to generate cumulative annual pre-tax savings of approximately $1 billion by the end of 2025. Cost estimates will be updated as the expanded initiatives are developed.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We generated cash flows from operations of $288 million in 2022, compared to $180 million in 2021. The increase in 2022 was primarily due to changes in working capital, principally accounts payable and accrued liabilities, partially offset by lower cash earnings.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements. We had negative working capital of $462 million as of October 31, 2021, and $119 million as of August 1, 2021. Total debt maturing within one year was $480 million as of October-31, 2021, and $48 million as of August 1, 2021.
Capital expenditures were $69 million in 2022 and $74 million in 2021. Capital expenditures are expected to total approximately $300 million in 2022.
Pepperidge Farm and Snyder’s-Lance have a direct-store-delivery distribution model that uses independent contractor distributors. In order to maintain and expand this model, we routinely purchase and sell routes. The purchase and sale proceeds of the routes are reflected in investing activities.
Dividend payments were $116 million in 2022 and $108 million in 2021. The regular quarterly dividend paid on our capital stock was $.37 per share in the first quarter of 2022 and $.35 per share in the first quarter of 2021. On December 1, 2021, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on January 31, 2022 to shareholders of record at the close of business on January 6, 2022.
In June 2021, the Board authorized an anti-dilutive share repurchase program of up to $250 million (June 2021 program) to offset the impact of dilution from shares issued under our stock compensation programs. The June 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the anti-dilutive program may be made in open-market or privately negotiated transactions. In September 2021, the Board approved a new strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. The September 2021 program replaced the prior $1,500 million program, which our Board approved in March 2017 and has been cancelled. We repurchased approximately 1.5 million shares at a cost of $63 million in 2022. Of this amount, $38 million was used to repurchase shares pursuant to our June 2021 program and $25 million was used to repurchase shares pursuant to our September 2021 program. As of October 31, 2021, approximately $176 million remained available under the June 2021 program and approximately $475 million remained available under the September 2021 program. See Note 12 to the Consolidated Financial Statements and “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

As of October 31, 2021, we had $480 million of short-term borrowings due within one year, $15 million of which was comprised of commercial paper borrowings. As of October 31, 2021, we issued $32 million of standby letters of credit. On November 2, 2020, we entered into a committed revolving credit facility totaling $1,850 million scheduled to mature on November 2, 2023. On September 27, 2021, we replaced the current facility with a new $1,850 million committed revolving facility that matures on September 27, 2026. The facility remained unused at October 31, 2021, except for $1 million of standby letters of credit that we issued under it. The facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the credit facility) of not less than 3.25:1.00, measured quarterly, and customary events of default for credit facilities of this type. Loans under this facility will bear interest at the rates specified in the facility, which vary based on the type of loan and certain other customary conditions. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
We are in compliance with the covenants contained in our credit facilities and debt securities.
In September 2020, we filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, we may issue debt securities from time to time, depending on market conditions.
SIGNIFICANT ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended August 1, 2021 (2021 Annual Report on Form 10-K). The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our 2021 Annual Report on Form 10-K. Our significant accounting estimates are described in Management’s Discussion and Analysis included in the 2021 Annual Report on Form 10‑K.
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
We wish to caution the reader that the following important factors and those important factors described in our other Securities and Exchange Commission filings, or in our 2021 Annual Report on Form 10-K, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
For information regarding our exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in the 2021 Annual Report on Form 10-K. There have been no significant changes in our portfolio of financial instruments or market risk exposures from the 2021 year-end.
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2021 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
b.Changes in Internal Control
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are likely to materially affect, such internal control over financial reporting during the quarter ended October 31, 2021.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 14 to the Consolidated Financial Statements and incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
8/2/21 - 8/31/21	—	—	—	$714
9/1/21 - 9/30/21	1,076,807	$42.94	1,076,807	$667
10/1/21 - 10/29/21	405,000	$42.24	405,000	$651
Total	1,481,807	$42.75	1,481,807	$651
____________________________________
(1)Shares purchased are as of the trade date.
(2)Average price paid per share is calculated on a settlement basis and excludes commission.
(3)In June 2021, our Board of Directors authorized an anti-dilutive share repurchase program of up to $250 million (June 2021 program) to offset the impact of dilution from shares issued under our stock compensation programs. The June 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the June 2021 program may be made in open-market or privately negotiated transactions. In September 2021, the Board approved a new strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. The September 2021 program replaced the company's suspended $1,500 million share repurchase program, which has been cancelled.
Item 6. Exhibits
The Index to Exhibits, which immediately precedes the signature page, is incorporated by reference into this Report.

INDEX TO EXHIBITS

10.1*	2022 Non-Employee Director Fees.

10.2
Five-Year Credit Agreement dated September 27, 2021 by and among Campbell Soup Company, the Eligible Subsidiaries party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein is incorporated by reference to Registrant's Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on September 27, 2021.

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
December 8, 2021

CAMPBELL SOUP COMPANY

By:	/s/ Mick J. Beekhuizen
Mick J. Beekhuizen
Executive Vice President and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Vice President and Controller