Form 10-Q
period 2022-01-30
CAMPBELL SOUP CO
filed 2022-03-09
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File Number
January 30, 2022	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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

There were 301,703,512 shares of capital stock outstanding as of March 3, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	January 30, 2022	January 31, 2021	January 30, 2022	January 31, 2021
Net sales	$2,209	$2,279	$4,445	$4,619
Costs and expenses
Cost of products sold	1,540	1,496	3,054	3,023
Marketing and selling expenses	197	232	367	440
Administrative expenses	147	158	303	299
Research and development expenses	21	19	42	39
Other expenses / (income)	(19)	(45)	(20)	(63)
Restructuring charges	—	18	—	19
Total costs and expenses	1,886	1,878	3,746	3,757
Earnings before interest and taxes	323	401	699	862
Interest expense	46	55	93	110
Interest income	—	1	—	1
Earnings before taxes	277	347	606	753
Taxes on earnings	65	102	133	199
Earnings from continuing operations	212	245	473	554
Earnings (loss) from discontinued operations	—	—	—	—
Net earnings	212	245	473	554
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Campbell Soup Company	$212	$245	$473	$554
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$.70	$.81	$1.57	$1.83
Earnings (loss) from discontinued operations	—	—	—	—
Net earnings attributable to Campbell Soup Company	$.70	$.81	$1.57	$1.83
Weighted average shares outstanding — basic	302	303	302	303
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$.70	$.80	$1.56	$1.82
Earnings (loss) from discontinued operations	—	—	—	—
Net earnings attributable to Campbell Soup Company	$.70	$.80	$1.56	$1.82
Weighted average shares outstanding — assuming dilution	303	305	303	305
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	January 30, 2022			January 31, 2021
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$212			$245
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(4)	$—	(4)	$7	$—	7
Cash-flow hedges:
Unrealized gains (losses) arising during the period	5	(1)	4	(6)	—	(6)
Reclassification adjustment for losses (gains) included in net earnings	—	—	—	3	—	3
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(1)	—	(1)	(1)	—	(1)
Other comprehensive income (loss)	$—	$(1)	(1)	$3	$—	3
Total comprehensive income (loss)			$211			$248
Total comprehensive income (loss) attributable to noncontrolling interests			—			(1)
Total comprehensive income (loss) attributable to Campbell Soup Company			$211			$249

	Six Months Ended
	January 30, 2022			January 31, 2021
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$473			$554
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(4)	$—	(4)	$7	$—	7
Cash-flow hedges:
Unrealized gains (losses) arising during period	8	(2)	6	(7)	1	(6)
Reclassification adjustment for losses (gains) included in net earnings	—	—	—	3	—	3
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(1)	—	(1)	(2)	—	(2)
Other comprehensive income (loss)	$3	$(2)	1	$1	$1	2
Total comprehensive income (loss)			$474			$556
Total comprehensive income (loss) attributable to noncontrolling interests			—			(3)
Total comprehensive income (loss) attributable to Campbell Soup Company			$474			$559
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	January 30, 2022	August 1, 2021
Current assets
Cash and cash equivalents	$357	$69
Accounts receivable, net	610	595
Inventories	911	933
Other current assets	102	98
Total current assets	1,980	1,695
Plant assets, net of depreciation	2,330	2,370
Goodwill	3,979	3,981
Other intangible assets, net of amortization	3,218	3,239
Other assets	484	449
Total assets	$11,991	$11,734
Current liabilities
Short-term borrowings	$464	$48
Payable to suppliers and others	1,162	1,070
Accrued liabilities	577	576
Dividends payable	112	115
Accrued income taxes	7	5
Total current liabilities	2,322	1,814
Long-term debt	4,565	5,010
Deferred taxes	1,084	1,051
Other liabilities	668	705
Total liabilities	8,639	8,580
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $0.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	388	414
Earnings retained in the business	3,983	3,742
Capital stock in treasury, at cost	(1,039)	(1,021)
Accumulated other comprehensive income (loss)	6	5
Total Campbell Soup Company shareholders' equity	3,350	3,152
Noncontrolling interests	2	2
Total equity	3,352	3,154
Total liabilities and equity	$11,991	$11,734
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	January 30, 2022	January 31, 2021
Cash flows from operating activities:
Net earnings	$473	$554
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	—	19
Stock-based compensation	31	34
Pension and postretirement benefit income	(35)	(66)
Depreciation and amortization	166	154
Deferred income taxes	31	69
Other	40	47
Changes in working capital
Accounts receivable	(17)	(124)
Inventories	22	57
Prepaid assets	(5)	(3)
Accounts payable and accrued liabilities	78	(108)
Other	(18)	(22)
Net cash provided by operating activities	766	611
Cash flows from investing activities:
Purchases of plant assets	(129)	(132)
Purchases of route businesses	—	(1)
Sales of route businesses	2	6
Other	2	7
Net cash used in investing activities	(125)	(120)
Cash flows from financing activities:
Short-term borrowings, including commercial paper	444	—
Short-term repayments, including commercial paper	(486)	(176)
Dividends paid	(228)	(215)
Treasury stock purchases	(65)	—
Treasury stock issuances	1	—
Payments related to tax withholding for stock-based compensation	(18)	(14)
Net cash used in financing activities	(352)	(405)
Effect of exchange rate changes on cash	(1)	1
Net change in cash and cash equivalents	288	87
Cash and cash equivalents — beginning of period	69	859
Cash and cash equivalents — end of period	$357	$946
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2020	323	$12	(20)	$(991)	$370	$3,387	$(9)	$4	$2,773
Net earnings (loss)						245		—	245
Other comprehensive income (loss)							4	(1)	3
Dividends ($.37 per share)						(114)			(114)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			—	1	18	(1)			18
Balance at January 31, 2021	323	$12	(20)	$(990)	$388	$3,517	$(5)	$3	$2,925

Balance at August 2, 2020	323	$12	(21)	$(1,023)	$394	$3,190	$(10)	$6	$2,569
Net earnings (loss)						554		—	554
Other comprehensive income (loss)							5	(3)	2
Dividends ($.72 per share)						(221)			(221)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			1	33	(6)	(6)			21
Balance at January 31, 2021	323	$12	(20)	$(990)	$388	$3,517	$(5)	$3	$2,925

Balance at October 31, 2021	323	$12	(21)	$(1,038)	$372	$3,882	$7	$2	$3,237
Net earnings (loss)						212		—	212
Other comprehensive income (loss)							(1)	—	(1)
Dividends ($.37 per share)						(111)			(111)
Treasury stock purchased			—	(2)					(2)
Treasury stock issued under management incentive and stock option plans			—	1	16	—			17
Balance at January 30, 2022	323	$12	(21)	$(1,039)	$388	$3,983	$6	$2	$3,352

Balance at August 1, 2021	323	$12	(21)	$(1,021)	$414	$3,742	$5	$2	$3,154
Net earnings (loss)						473		—	473
Other comprehensive income (loss)							1	—	1
Dividends ($.74 per share)						(224)			(224)
Treasury stock purchased			(1)	(65)					(65)
Treasury stock issued under management incentive and stock option plans			1	47	(26)	(8)			13
Balance at January 30, 2022	323	$12	(21)	$(1,039)	$388	$3,983	$6	$2	$3,352
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
3. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	Foreign Currency Translation Adjustments(1)	Cash-Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at August 2, 2020	$(10)	$(7)	$7	$(10)
Other comprehensive income (loss) before reclassifications	10	(6)	—	4
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	3	(2)	1
Net current-period other comprehensive income (loss)	10	(3)	(2)	5
Balance at January 31, 2021	$—	$(10)	$5	$(5)

Balance at August 1, 2021	$6	$(4)	$3	$5
Other comprehensive income (loss) before reclassifications	(4)	6	—	2
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	—	(1)	(1)
Net current-period other comprehensive income (loss)	(4)	6	(1)	1
Balance at January 30, 2022	$2	$2	$2	$6

_____________________________________
(1)Included no tax as of January 30, 2022, August 1, 2021, January 31, 2021 and August 2, 2020.
(2)Included tax expense of $1 million as of January 30, 2022, a tax benefit of $1 million as of August 1, 2021, $2 million as of January 31, 2021, and $1 million as of August 2, 2020.
(3)Included tax expense of $1 million as of January 30, 2022, and as of August 1, 2021, and $2 million as of January 31, 2021, and as of August 2, 2020.
Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
(Millions)	January 30, 2022	January 31, 2021	January 30, 2022	January 31, 2021	Location of Loss (Gain) Recognized in Earnings
Losses (gains) on cash-flow hedges:
Commodity contracts	$(2)	$—	$(3)	$—	Cost of products sold
Foreign exchange forward contracts	1	2	2	2	Cost of products sold
Forward starting interest rate swaps	1	1	1	1	Interest expense
Total before tax	—	3	—	3
Tax expense (benefit)	—	—	—	—
Loss (gain), net of tax	$—	$3	$—	$3

Pension and postretirement benefit adjustments:
Prior service credit	$(1)	$(1)	$(1)	$(2)	Other expenses / (income)
Tax expense (benefit)	—	—	—	—
Loss (gain), net of tax	$(1)	$(1)	$(1)	$(2)
4. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

(Millions)	Meals & Beverages	Snacks	Total
Net balance at August 1, 2021	$970	$3,011	$3,981
Amounts reclassified due to segment change(1)	25	(25)	—
Foreign currency translation adjustment	(2)	—	(2)
Net balance at January 30, 2022	$993	$2,986	$3,979
_____________________________________
(1) See Note 5 for additional information.
Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	January 30, 2022			August 1, 2021
(Millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$830	$(161)	$669	$830	$(140)	$690
Non-amortizable intangible assets
Trademarks			2,549			2,549
Total net intangible assets			$3,218			$3,239

The carrying values of trademarks as of January 30, 2022 and August 1, 2021 are detailed below:

(Millions)
Snyder's of Hanover	$620
Lance	350
Pace	292
Pacific Foods	280
Various Other(1)	1,007
Total	$2,549
_____________________________________
(1) Associated with the acquisition of Snyder's-Lance, Inc. (Snyder's-Lance).
Amortization of intangible assets was $21 million for both the six-month periods ended January 30, 2022 and January 31, 2021. As of January 30, 2022, amortizable intangible assets had a weighted-average remaining useful life of 17 years. Amortization expense for the next 5 years is estimated to be approximately $41 million per year.
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
Beginning in 2022, the foodservice and Canadian business formerly included in our Snacks segment is now managed as part of the Meals & Beverages segment. Segment results have been adjusted retrospectively to reflect this change.
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

	Three Months Ended		Six Months Ended
(Millions)	January 30, 2022	January 31, 2021	January 30, 2022	January 31, 2021
Net sales
Meals & Beverages	$1,275	$1,318	$2,541	$2,681
Snacks	934	961	1,904	1,938
Total	$2,209	$2,279	$4,445	$4,619

	Three Months Ended		Six Months Ended
(Millions)	January 30, 2022	January 31, 2021	January 30, 2022	January 31, 2021
Earnings before interest and taxes
Meals & Beverages	$213	$262	$493	$599
Snacks	121	140	249	275
Corporate income (expense)(1)	(11)	17	(43)	7
Restructuring charges(2)	—	(18)	—	(19)
Total	$323	$401	$699	$862
_______________________________________
(1)Represents unallocated items. There were pension actuarial gains of $10 million and $4 million in the three- and six-month periods ended January 30, 2022, and pension actuarial gains of $30 million and $34 million in the three- and six-month periods ended January 31, 2021, respectively. Costs related to the cost savings initiatives were $5 million and $9 million in the three- and six-month periods ended January 30, 2022, and $4 million and $9 million in the three- and six-month periods ended January 31, 2021, respectively. Unrealized mark-to-market adjustments on outstanding undesignated commodity hedges were losses of $3 million in the six-month period ended January 30, 2022, and gains of $11 million and $17 million in the three- and six-month periods ended January 31, 2021, respectively.
(2)See Note 6 for additional information.

Our net sales based on product categories are as follows:	Three Months Ended		Six Months Ended
(Millions)	January 30, 2022	January 31, 2021	January 30, 2022	January 31, 2021
Net sales
Soup	$784	$794	$1,581	$1,620
Snacks	966	989	1,969	1,997
Other simple meals	270	307	534	618
Beverages	189	189	361	384
Total	$2,209	$2,279	$4,445	$4,619
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
Over the years, we expanded these initiatives by continuing to optimize our supply chain and manufacturing networks, including closing our manufacturing facility in Toronto, Ontario, as well as our information technology infrastructure.
On March 26, 2018, we completed the acquisition of Snyder's-Lance. Prior to the acquisition, Snyder's-Lance launched a cost transformation program following a comprehensive review of its operations with the goal of significantly improving its financial performance. We continued to implement this program and identified opportunities for additional cost synergies as we integrated Snyder's-Lance.

In 2022, we expanded these initiatives as we continue to pursue cost savings by further optimizing our supply chain and manufacturing network and through effective cost management. Cost estimates for these expanded initiatives, as well as timing for certain activities, are continuing to be developed.
A summary of the pre-tax charges recorded in Earnings from continuing operations related to these initiatives is as follows:

	Three Months Ended		Six Months Ended
(Millions)	January 30, 2022	January 31, 2021	January 30, 2022	January 31, 2021	Recognized as of January 30, 2022
Restructuring charges	$—	$18	$—	$19	$259
Administrative expenses	3	6	5	10	344
Cost of products sold	2	(2)	4	(1)	83
Marketing and selling expenses	—	—	—	—	13
Research and development expenses	—	—	—	—	4
Total pre-tax charges	$5	$22	$9	$28	$703
A summary of the pre-tax costs in Earnings from continuing operations associated with the initiatives is as follows:

(Millions)	Recognized as of January 30, 2022
Severance pay and benefits	$222
Asset impairment/accelerated depreciation	82
Implementation costs and other related costs	399
Total	$703
The total estimated pre-tax costs for actions associated with continuing operations that have been identified are approximately $715 million to $725 million and we expect to incur the costs through 2022. These estimates will be updated as the expanded initiatives are developed.
We expect the costs for actions associated with continuing operations that have been identified to date to consist of the following: approximately $225 million in severance pay and benefits; approximately $85 million in asset impairment and accelerated depreciation; and approximately $405 million to $415 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 31%; Snacks - approximately 45%; and Corporate - approximately 24%.
Of the aggregate $715 million to $725 million of pre-tax costs associated with continuing operations identified to date, we expect approximately $615 million to $625 million will be cash expenditures. In addition, we expect to invest approximately $445 million in capital expenditures through 2022, of which we invested $427 million as of January 30, 2022. The capital expenditures primarily relate to a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of information technology infrastructure and applications, and optimization of the Snyder’s-Lance warehouse and distribution network.
A summary of the restructuring activity and related reserves associated with continuing operations at January 30, 2022, is as follows:

(Millions)	Severance Pay and Benefits	Implementation Costs and Other Related Costs(2)	Total Charges
Accrued balance at August 1, 2021(1)	$7
2022 charges	—	9	$9
2022 cash payments	(2)
Accrued balance at January 30, 2022	$5
__________________________________
(1)Includes $1 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
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

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	January 30, 2022
(Millions)	Three Months Ended	Six Months Ended	Costs Incurred to Date
Meals & Beverages	$1	$2	$225
Snacks	4	7	306
Corporate	—	—	172
Total	$5	$9	$703
In addition, in the second quarter of 2021, we recorded a $19 million deferred tax charge in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance.
7. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three- and six-month periods ended January 30, 2022, and January 31, 2021, excludes approximately 1 million stock options that would have been antidilutive.
8. Pension and Postretirement Benefits
Components of net benefit expense (income) were as follows:

	Three Months Ended				Six Months Ended
	Pension		Postretirement		Pension		Postretirement
(Millions)	January 30, 2022	January 31, 2021	January 30, 2022	January 31, 2021	January 30, 2022	January 31, 2021	January 30, 2022	January 31, 2021
Service cost	$5	$4	$—	$—	$9	$9	$—	$—
Interest cost	11	10	1	1	21	20	2	2
Expected return on plan assets	(32)	(30)	—	—	(62)	(61)	—	—
Amortization of prior service cost	—	—	(1)	(1)	—	—	(1)	(2)
Actuarial losses (gains)	(10)	(30)	—	—	(4)	(34)	—	—
Net periodic benefit expense (income)	$(26)	$(46)	$—	$—	$(36)	$(66)	$1	$—
Actuarial losses (gains) related to the remeasurements of U.S. and Canadian pension plans. These remeasurements were each due to lump sum distributions that exceeded or are expected to exceed service and interest costs resulting in settlement accounting for the plans. The actuarial gains recognized for the three- and six-month periods ended January 30, 2022 were primarily due to an increase in discount rates used to determine the benefit obligation, partially offset by lower than anticipated investment returns on plan assets. The actuarial gains recognized for the three- and six-month periods ended January 31, 2021 were primarily due to higher than anticipated investment returns on plan assets.

9. Leases
The components of lease costs were as follows:

	Three Months Ended		Six Months Ended
(Millions)	January 30, 2022	January 31, 2021	January 30, 2022	January 31, 2021
Operating lease cost	$20	$20	$39	$40
Finance lease - amortization of right-of-use (ROU) assets	4	1	8	2
Short-term lease cost	14	11	27	21
Variable lease cost(1)	49	46	101	92
Sublease income	—	—	—	(1)
Total	$87	$78	$175	$154
__________________________________________
(1)Includes labor and other overhead in our service contracts with embedded leases.
The following tables summarize the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
(Millions)	Balance Sheet Classification	January 30, 2022	August 1, 2021
ROU assets, net	Other assets	$231	$235
Lease liabilities (current)	Accrued liabilities	$57	$54
Lease liabilities (noncurrent)	Other liabilities	$174	$180

	Finance Leases
(Millions)	Balance Sheet Classification	January 30, 2022	August 1, 2021
ROU assets, net	Plant assets, net of depreciation	$34	$29
Lease liabilities (current)	Short-term borrowings	$14	$11
Lease liabilities (noncurrent)	Long-term debt	$21	$19
The following table summarizes cash flow and other information related to leases:

	Six Months Ended
(Millions)	January 30, 2022	January 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38	$40
Financing cash flows from finance leases	$8	$2

ROU assets obtained in exchange for lease obligations:
Operating leases	$33	$27
Finance leases	$13	$3
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

Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit-risk-related contingent features in our derivative instruments as of January 30, 2022, or August 1, 2021.
We are also exposed to credit risk from our customers. During 2021, our largest customer accounted for approximately 21% of consolidated net sales from continuing operations. Our five largest customers accounted for approximately 46% of our consolidated net sales from continuing operations in 2021.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to third-party transactions and intercompany transactions, including intercompany debt. Principal currencies hedged include the Canadian dollar. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $158 million as of January 30, 2022, and $134 million as of August 1, 2021. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income (loss). The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $17 million as of January 30, 2022, and $13 million as of August 1, 2021.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. There were no interest rate swaps or treasury rate lock contracts outstanding as of January 30, 2022, or August 1, 2021.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, soybean oil, diesel fuel, natural gas, aluminum, cocoa, soybean meal, corn and butter. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. The notional amount of commodity contracts designated as cash-flow hedges was $14 million as of January 30, 2022, and $18 million as of August 1, 2021. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. The notional amount of commodity contracts not designated as accounting hedges was $112 million as of January 30, 2022, and $190 million as of August 1, 2021. The change in fair value on undesignated instruments is recorded in Cost of products sold.
We have a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional amount was approximately $89 million as of January 30, 2022, and $38 million as of August 1, 2021. The change in fair value on the embedded derivative is recorded in Cost of products sold.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Vanguard Institutional Index Institutional Plus Shares and the total return of the Vanguard Total International Stock Index. Prior to 2022, we had entered into swap contracts which hedged a portion of exposures linked to the total return of our capital stock. As of January 30, 2022, and August 1, 2021, there were no swap contracts outstanding hedging our exposure linked to the total return of our capital stock. These contracts are not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $29 million as of January 30, 2022, and August 1, 2021.
The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of January 30, 2022, and August 1, 2021:

(Millions)	Balance Sheet Classification	January 30, 2022	August 1, 2021
Asset Derivatives
Derivatives designated as hedges:
Commodity contracts	Other current assets	$7	$4
Foreign exchange forward contracts	Other current assets	2	1
Foreign exchange forward contracts	Other assets	1	—
Total derivatives designated as hedges		$10	$5
Derivatives not designated as hedges:
Commodity contracts	Other current assets	$45	$49
Deferred compensation contracts	Other current assets	1	3
Total derivatives not designated as hedges		$46	$52
Total asset derivatives		$56	$57

(Millions)	Balance Sheet Classification	January 30, 2022	August 1, 2021
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$—	$3
Total derivatives designated as hedges		$—	$3
Total liability derivatives		$—	$3
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of January 30, 2022, and August 1, 2021, would be adjusted as detailed in the following table:

	January 30, 2022			August 1, 2021
(Millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$56	$—	$56	$57	$(1)	$56
Total liability derivatives	$—	$—	$—	$3	$(1)	$2
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. Cash margin liability balances of $5 million at January 30, 2022, and $14 million at August 1, 2021, were included in Accrued liabilities in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and six-month periods ended January 30, 2022, and January 31, 2021, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
(Millions)		January 30, 2022	January 31, 2021
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(2)	$(9)
Effective portion of changes in fair value recognized in OCI:
Commodity contracts		1	—
Foreign exchange forward contracts		4	(6)
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Commodity contracts	Cost of products sold	(2)	—
Foreign exchange forward contracts	Cost of products sold	1	2
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$3	$(12)

Six Months Ended
OCI derivative gain (loss) at beginning of year		$(5)	$(8)
Effective portion of changes in fair value recognized in OCI:
Commodity contracts		4	—
Foreign exchange forward contracts		4	(7)
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Commodity contracts	Cost of products sold	(3)	—
Foreign exchange forward contracts	Cost of products sold	2	2
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$3	$(12)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a gain of $8 million.

The following tables show the total amounts of line items presented in the Consolidated Statements of Earnings for the three- and six-month periods ended January 30, 2022, and January 31, 2021, in which the effects of derivative instruments designated as cash-flow hedges are recorded. The total effect of hedge activity on these line items are as follows:

	Three Months Ended
	January 30, 2022		January 31, 2021
(Millions)	Cost of products sold	Interest Expense	Cost of products sold	Interest Expense
Consolidated Statements of Earnings:	$1,540	$46	$1,496	$55

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$(1)	$1	$2	$1
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	$—	$—	$—	$—

	Six Months Ended
	January 30, 2022		January 31, 2021
(Millions)	Cost of products sold	Interest Expense	Cost of products sold	Interest Expense
Consolidated Statements of Earnings:	$3,054	$93	$3,023	$110

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$(1)	$1	$2	$1
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	$—	$—	$—	$—
The following table shows the effects of our derivative instruments not designated as hedges for the three- and six-month periods ended January 30, 2022, and January 31, 2021, in the Consolidated Statements of Earnings:

	Location of Loss (Gain) Recognized in Earnings	Three Months Ended		Six Months Ended
(Millions)		January 30, 2022	January 31, 2021	January 30, 2022	January 31, 2021
Foreign exchange forward contracts	Cost of products sold	$—	$—	$—	$1
Commodity contracts	Cost of products sold	(10)	(13)	(19)	(15)
Deferred compensation derivative contracts	Administrative expenses	1	(3)	—	(3)
Total loss (gain)		$(9)	$(16)	$(19)	$(17)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis as of January 30, 2022, and August 1, 2021, consistent with the fair value hierarchy:

	Fair Value as of January 30, 2022	Fair Value Measurements at January 30, 2022 Using Fair Value Hierarchy			Fair Value as of August 1, 2021	Fair Value Measurements at August 1, 2021 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$3	$—	$3	$—	$1	$—	$1	$—
Commodity derivative contracts(2)	52	9	28	15	53	21	31	1
Deferred compensation derivative contracts(3)	1	—	1	—	3	—	3	—
Deferred compensation investments(4)	2	2	—	—	3	3	—	—
Total assets at fair value	$58	$11	$32	$15	$60	$24	$35	$1

	Fair Value as of January 30, 2022	Fair Value Measurements at January 30, 2022 Using Fair Value Hierarchy			Fair Value as of August 1, 2021	Fair Value Measurements at August 1, 2021 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(1)	$—	$—	$—	$—	$3	$—	$3	$—
Deferred compensation obligation(4)	106	106	—	—	105	105	—	—
Total liabilities at fair value	$106	$106	$—	$—	$108	$105	$3	$—
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

The following table summarizes the changes in fair value of Level 3 assets and liabilities for the six-month periods ended January 30, 2022, and January 31, 2021:

	Six Months Ended
(Millions)	January 30, 2022	January 31, 2021
Fair value at beginning of year	$1	$2
Gains (losses)	20	—
Settlements	(6)	(3)
Fair value at end of quarter	$15	$(1)
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
There were $70 million of cash equivalents at January 30, 2022, and none at August 1, 2021. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt was $5,316 million at January 30, 2022, and $5,613 million at August 1, 2021. The carrying value was $5,029 million at January 30, 2022, and $5,058 million at August 1, 2021. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
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
During the six-month period ended January 30, 2022, we repurchased approximately 1.5 million shares at a cost of $65 million. Of this amount, $40 million was used to repurchase shares pursuant to our June 2021 program and $25 million was used to repurchase shares pursuant to our September 2021 program. As of January 30, 2022, approximately $174 million remained available under the June 2021 program and approximately $475 million remained available under the September 2021 program.
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
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings from continuing operations were as follows:

	Three Months Ended		Six Months Ended
(Millions)	January 30, 2022	January 31, 2021	January 30, 2022	January 31, 2021
Total pre-tax stock-based compensation expense	$17	$18	$31	$34
Tax-related benefits	$3	$3	$5	$6

The following table summarizes stock option activity as of January 30, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)	(Millions)
Outstanding at August 1, 2021	1,372	$45.61
Granted	—	$—
Exercised	(32)	$36.60
Terminated	—	$—
Outstanding at January 30, 2022	1,340	$45.83	5.4	$4
Exercisable at January 30, 2022	1,340	$45.83	5.4	$4
The total intrinsic value of options exercised during the six-month period ended January 30, 2022 was not material. No options were exercised during the six-month period ended January 31, 2021. We measured the fair value of stock options using the Black-Scholes option pricing model.
We expensed stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expensed on an accelerated basis. As of January 30, 2022, compensation related to stock options was fully expensed.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and FCF performance restricted stock units as of January 30, 2022:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 1, 2021	1,814	$45.63
Granted	1,451	$41.79
Vested	(1,149)	$43.92
Forfeited	(117)	$45.08
Nonvested at January 30, 2022	1,999	$43.86
We determine the fair value of time-lapse restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis.
In 2022, we granted EPS performance restricted stock units that will be earned upon the achievement of our adjusted EPS compound annual growth rate goal, measured over a three-year period. The actual number of EPS performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of EPS performance restricted stock units is based upon the quoted price of our stock at the date of grant. We expense EPS performance restricted stock units on a straight-line basis over the service period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We estimate expense based on the number of awards expected to vest. There were 319 thousand EPS performance target grants outstanding at January 30, 2022, with a weighted-average grant-date fair value of $41.51.
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

As of January 30, 2022, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS performance restricted stock units was $54 million, which will be amortized over the weighted-average remaining service period of 2.0 years. The fair value of restricted stock units vested during the six-month periods ended January 30, 2022, and January 31, 2021, was $49 million, and $35 million, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the six-month period ended January 31, 2021 was $48.43.
The following table summarizes TSR performance restricted stock units as of January 30, 2022:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 1, 2021	1,222	$53.60
Granted	331	$45.54
Vested	(178)	$31.35
Forfeited	(147)	$45.94
Nonvested at January 30, 2022	1,228	$55.56
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation.
Weighted-average assumptions used in the Monte Carlo simulation were as follows:

	2022	2021
Risk-free interest rate	0.46%	0.15%
Expected dividend yield	3.50%	2.85%
Expected volatility	27.42%	29.99%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of January 30, 2022, total remaining unearned compensation related to TSR performance restricted stock units was $26 million, which will be amortized over the weighted-average remaining service period of 1.7 years. In the first quarter of 2022, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 30, 2021. In the first quarter of 2021, recipients of TSR performance restricted stock units earned 50% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 31, 2020. The fair value of TSR performance restricted stock units vested during the six-month periods ended January 30, 2022 and January 31, 2021 was $8 million and $11 million, respectively. The grant-date fair value of the TSR performance restricted stock units granted during 2021 was $54.93.
The excess tax benefits of $1 million in the six-month periods ended January 30, 2022, and January 31, 2021, on the exercise of stock options and vested restricted stock were presented as cash flows from operating activities. Cash received from the exercise of stock options was $1 million for the six-month period ended January 30, 2022 and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of January 30, 2022. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
Other Contingencies
We have provided certain indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at January 30, 2022.
15. Supplemental Financial Statement Data

(Millions)	January 30, 2022	August 1, 2021
Balance Sheets
Inventories
Raw materials, containers and supplies	$402	$321
Finished products	509	612
	$911	$933

	Three Months Ended		Six Months Ended
(Millions)	January 30, 2022	January 31, 2021	January 30, 2022	January 31, 2021
Statements of Earnings
Other expenses / (income)
Amortization of intangible assets	$10	$11	$21	$21
Net periodic benefit expense (income) other than the service cost	(31)	(50)	(44)	(75)
Transition services fees	—	(8)	—	(12)
Other	2	2	3	3
	$(19)	$(45)	$(20)	$(63)

16. Subsequent Event
On February 2, 2022, we issued a notice of redemption to holders of our 2.50% Notes due August 2, 2022 (the Notes) for the redemption of all $450 million outstanding aggregate principal amount of the Notes. The redemption date for the Notes was March 4, 2022. The consideration for the redemption was $453 million, including $3 million of premium. In addition, we paid accrued and unpaid interest on the redeemed notes through the date of settlement. We used a combination of cash on hand and short-term debt to fund the redemption.

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
Business Trends
We have been actively monitoring the impact of the COVID-19 pandemic on all aspects of our business. During the second quarter of 2022, we continued to experience strong demand for our retail products, but net sales were lower than in the second quarter of 2021 due to the impact of supply constraints, primarily related to labor, which held back our ability to meet demand.
We anticipate that 2022 will continue to be a dynamic macroeconomic environment and we expect elevated levels of input cost inflation to persist throughout 2022. We anticipate that these headwinds will be partially mitigated by improving labor conditions through the remainder of 2022, pricing actions in response to inflation that will be fully reflected in the third quarter, supply chain productivity improvements and cost savings initiatives.
Although we expect the impacts of the COVID-19 pandemic on our business to continue to moderate in the third quarter and beyond, there still remains uncertainty around the pandemic and especially its effect on labor. The ultimate impact depends on the severity and duration of the pandemic, including the emergence and spread of COVID-19 variants and resurgences, the continued availability and effectiveness of vaccines and actions taken by government authorities and other third parties in response to the pandemic. We will continue to evaluate the extent to which the COVID-19 pandemic will impact our business, consolidated results of operations and financial condition.
While we as a North American focused company have no direct exposure to Russia and Ukraine, we are monitoring any broader economic impact from the current crisis, especially on commodities.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.
•Net sales decreased 3% in 2022 to $2,209 million due to volume declines and the impact from the divestiture of the Plum baby food and snacks business, partially offset by favorable price and sales allowances and decreased promotional spending. Volumes declined as a result of industry-wide labor and supply challenges. On a two-year basis, net sales increased 2% in 2022 from $2,162 million in 2020, including a 1-point impact from divestitures.
•Gross profit, as a percent of sales, decreased to 30.3% in 2022 from 34.4% in the prior-year quarter. The decrease was primarily due to higher cost inflation and other supply chain costs, and unfavorable volume/mix largely due to reduced operating leverage, partially offset by the benefit of pricing actions, supply chain productivity improvements, lower levels of promotional spending and cost savings initiatives.
•Earnings per share from continuing operations were $.70 in 2022, compared to $.80 a year ago. The current quarter included gains of $.01 per share and the prior-year quarter included expenses of $.01 per share from items impacting comparability as discussed below.

Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•We implemented several cost savings initiatives in recent years. In the second quarter of 2022, we recorded implementation costs and other related costs of $3 million in Administrative expenses and $2 million in Cost of products sold (aggregate impact of $4 million after tax, or $.01 per share) related to these initiatives. Year-to-date in 2022, we recorded implementation costs and other related costs of $5 million in Administrative expenses and $4 million in Cost of products sold (aggregate impact of $7 million after tax, or $.02 per share) related to these initiatives. In the second quarter of 2021, we recorded Restructuring charges of $18 million and implementation costs and other related costs of $6 million in Administrative expenses, and a reduction to Cost of products sold of $2 million (aggregate impact of $16 million after tax, or $.05 per share) related to these initiatives. Year-to-date in 2021, we recorded Restructuring charges of $19 million and implementation costs and other related costs of $10 million in Administrative expenses, and a reduction to Cost of products sold of $1 million (aggregate impact of $21 million after tax, or $.07 per share) related to these initiatives. See Note 6 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;
•In the second quarter of 2022, we recognized actuarial gains in Other expenses / (income) of $10 million ($8 million after tax, or $.03 per share). Year-to-date in 2022, we recognized actuarial gains in Other expenses / (income) of $4 million ($3 million after tax, or $.01 per share). In the second quarter of 2021, we recognized actuarial gains in Other expenses / (income) of $30 million ($23 million after tax, or $.08 per share). Year-to-date in 2021, we recognized actuarial gains in Other expenses / (income) of $34 million ($26 million after tax, or $.09 per share). The actuarial gains related to the remeasurements of U.S. and Canadian pension plans. These interim remeasurements were each due to lump sum distributions that exceeded or are expected to exceed service and interest costs resulting in settlement accounting for the plans;
•Year-to-date in 2022, we recognized losses in Cost of products sold of $3 million ($2 million after tax, or $.01 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. In the second quarter of 2021, we recognized gains in Cost of products sold of $11 million ($8 million after tax, or $.03 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. Year-to-date in 2021, we recognized gains in Cost of products sold of $17 million ($13 million after tax, or $.04 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges; and
•In the second quarter of 2021, we recorded a $19 million ($.06 per share) deferred tax charge in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance, Inc. (Snyder's-Lance).
The items impacting comparability are summarized below:

	Three Months Ended
	January 30, 2022		January 31, 2021
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$212	$.70	$245	$.80
Earnings (loss) from discontinued operations	$—	$—	$—	$—
Net earnings attributable to Campbell Soup Company	$212	$.70	$245	$.80

Continuing operations:
Restructuring charges, implementation costs and other related costs	$(4)	$(.01)	$(16)	$(.05)
Pension actuarial gains	8	.03	23	.08
Commodity mark-to-market gains	—	—	8	.03
Deferred tax charge	—	—	(19)	(.06)
Impact of items on Earnings from continuing operations(1)	$4	$.01	$(4)	$(.01)

	Six Months Ended
	January 30, 2022		January 31, 2021
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$473	$1.56	$554	$1.82
Earnings (loss) from discontinued operations	$—	$—	$—	$—
Net earnings attributable to Campbell Soup Company	$473	$1.56	$554	$1.82

Continuing operations:
Restructuring charges, implementation costs and other related costs	$(7)	$(.02)	$(21)	$(.07)
Pension actuarial gains	3	.01	26	.09
Commodity mark-to-market gains (losses)	(2)	(.01)	13	.04
Deferred tax charge	—	—	(19)	(.06)
Impact of items on Earnings from continuing operations	$(6)	$(.02)	$(1)	$—
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Earnings from continuing operations were $212 million ($.70 per share) in the current quarter, compared to $245 million ($.80 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings from continuing operations decreased reflecting sales volume declines and a lower gross profit performance, partially offset by lower marketing and selling expenses, lower interest expense and a lower effective tax rate. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding.
Earnings from continuing operations were $473 million ($1.56 per share) in the six-month period this year, compared to $554 million ($1.82 per share) in the year-ago period. After adjusting for items impacting comparability, earnings from continuing operations decreased reflecting sales volume declines, a lower gross profit performance and lower other income, partially offset by lower marketing and selling expenses, lower interest expense and a lower effective tax rate. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding.

SECOND-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	January 30, 2022	January 31, 2021	% Change
Meals & Beverages	$1,275	$1,318	(3)
Snacks	934	961	(3)
	$2,209	$2,279	(3)

An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages(2)	Snacks	Total
Volume and mix	(6)%	(12)%	(8)%
Price and sales allowances	5	5	5
Decreased / (increased) promotional spending(1)	(1)	4	1
Divestiture	(2)	—	(1)
	(3)%	(3)%	(3)%
__________________________________________
(1)Represents revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales decreased 3%. Excluding the impact from the divestiture of the Plum baby food and snacks business, sales decreased primarily due to declines across U.S. retail products, including U.S. soup and Campbell's pasta, as well as in Canada, partially offset by gains in foodservice. Volume decreased primarily due to supply constraints driven by labor and materials availability. Favorable price and sales allowances were partially offset by increased promotional spending relative to moderated levels in the prior-year quarter. Sales of U.S. soup decreased 1%, cycling a 10% increase in the second quarter of the prior year, due to declines in condensed soups, partially offset by gains in ready-to-serve soups and broth.
In Snacks, sales decreased 3% while sales of our power brands increased 1%. Snacks sales decreased due to declines in non-core businesses and in certain salty snacks, primarily Late July snacks, partially offset by gains in Goldfish crackers. Volume declines, driven by significant supply constraints due to labor, were partly offset by favorable price and sales allowances and decreased promotional spending.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $114 million in 2022 from 2021. As a percent of sales, gross profit was 30.3% in 2022 and 34.4% in 2021.
The 410 basis-point decrease in gross profit margin was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(840)
Volume/mix(2)	(170)
Higher restructuring-related costs	(20)
Lower level of promotional spending	90
Productivity improvements	140
Price and sales allowances	390
(410)
__________________________________________
(1)Includes an estimated positive margin impact of 30 basis points from the benefit of cost savings initiatives, which was more than offset by cost inflation and other factors, including a 50 basis-point impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges.
(2)Includes the impact of operating leverage.

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 8.9% in 2022 compared to 10.2% in 2021. Marketing and selling expenses decreased 15% in 2022 from 2021. The decrease was primarily due to lower advertising and consumer promotion expense (approximately 16 points). The decrease in advertising and consumer promotion expense was due in part to supply constraints.
Administrative Expenses
Administrative expenses as a percent of sales were 6.7% in 2022 compared to 6.9% in 2021. Administrative expenses decreased 7% in 2022 from 2021. The decrease was primarily due to increased benefits from cost savings initiatives (approximately 4 points) and lower benefit-related costs (approximately 3 points).
Other Expenses / (Income)
Other income was $19 million in 2022 compared to other income of $45 million in 2021. Other income in 2022 included pension actuarial gains of $10 million. Other income in 2021 included pension actuarial gains of $30 million. Excluding these amounts, the remaining decrease in other income was primarily due to income from transition services fees in the prior year.

Operating Earnings
Segment operating earnings decreased 17% in 2022 from 2021.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	January 30, 2022	January 31, 2021	% Change
Meals & Beverages	$213	$262	(19)
Snacks	121	140	(14)
	334	402	(17)
Corporate income (expense)	(11)	17
Restructuring charges(1)	—	(18)
Earnings before interest and taxes	$323	$401
__________________________________________
(1)See Note 6 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages decreased 19%. The decrease was primarily due to sales volume declines and a lower gross profit performance, partially offset by lower marketing and selling expenses. Gross profit performance was impacted by higher cost inflation and other supply chain costs, unfavorable volume/mix, which was largely due to reduced operating leverage, as well as higher levels of promotional spending, partially offset by the benefit of pricing actions and supply chain productivity improvements.
Operating earnings from Snacks decreased 14%. The decrease was driven by sales volume declines and higher administrative expenses, partially offset by lower marketing and selling expenses. Increased pricing and lower promotional spending combined with the results of supply chain productivity improvements and cost savings initiatives largely offset cost inflation, higher other supply chain costs and unfavorable volume/mix, which was largely due to reduced operating leverage.
Corporate expense in 2022 included pension actuarial gains of $10 million and costs of $5 million related to costs savings initiatives. Corporate income in 2021 included pension actuarial gains of $30 million, unrealized mark-to-market gains on outstanding undesignated commodity hedges of $11 million and costs of $4 million related to cost savings initiatives.
Interest Expense
Interest expense decreased to $46 million in 2022 from $55 million in 2021, primarily due to lower levels of debt.
Taxes on Earnings
The effective tax rate was 23.5% in 2022 and 29.4% in 2021. The decrease in the effective tax rate was primarily due to a $19 million deferred tax charge recognized in the second quarter of 2021 in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance.
SIX-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Six Months Ended
(Millions)	January 30, 2022	January 31, 2021	% Change
Meals & Beverages	$2,541	$2,681	(5)
Snacks	1,904	1,938	(2)
	$4,445	$4,619	(4)

An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages(2)	Snacks	Total(2)
Volume and mix	(7)%	(8)%	(7)%
Price and sales allowances	5	5	5
Decreased / (increased) promotional spending(1)	(2)	1	—
Divestiture	(2)	—	(1)
	(5)%	(2)%	(4)%
__________________________________________
(1)Represents revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
On a two-year basis, net sales increased 2% in 2022 from $4,345 million in 2020, including a 1-point impact from divestitures.
In Meals & Beverages, sales decreased 5% from 2021. Excluding the impact from the divestiture of the Plum baby food and snacks business, sales decreased primarily due to declines across U.S. retail products, including V8 beverages, U.S. soup and Prego pasta sauces, as well as in Canada, partially offset by gains in foodservice. Volume decreased primarily due to supply constraints driven by labor and materials availability. Favorable price and sales allowances were partially offset by increased promotional spending relative to moderated levels in the prior year. Sales of U.S. soup decreased 1%, cycling a 15% increase in the prior year, due to declines in condensed soups and ready-to-serve soups, partially offset by gains in broth.
In Snacks, sales decreased 2% from 2021 while sales of our power brands increased 2%. Snacks sales decreased due to declines in certain salty snacks, primarily Late July snacks and Pop Secret popcorn, and in non-core businesses, partially offset by gains in Goldfish crackers. Volume declines, driven by significant supply constraints due to labor, were partially offset by favorable price and sales allowances and decreased promotional spending.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $205 million in 2022 from 2021. As a percent of sales, gross profit was 31.3% in 2022 and 34.6% in 2021.
The 330 basis-point decrease in gross profit margin was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(660)
Volume/mix(2)	(120)
Higher level of promotional spending	(20)
Higher restructuring-related costs	(10)
Productivity improvements	120
Price and sales allowances	360
(330)
__________________________________________
(1)Includes an estimated positive margin impact of 30 basis points from the benefit of cost savings initiatives, which was more than offset by cost inflation and other factors, including a 50 basis-point impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges.
(2)Includes the impact of operating leverage.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 8.3% in 2022 compared to 9.5% in 2021. Marketing and selling expenses decreased 17% in 2022 from 2021. The decrease was primarily due to lower advertising and consumer promotion expense (approximately 15 points) and lower selling expenses (approximately 2 points). The decrease in advertising and consumer promotion expense was due in part to supply constraints.
Administrative Expenses
Administrative expenses as a percent of sales were 6.8% in 2022 compared to 6.5% in 2021. Administrative expenses increased 1% in 2022 from 2021. The increase was primarily due to expenses related to the settlement of certain legal claims (approximately 5 points), partially offset by increased benefits from cost savings initiatives (approximately 4 points).

Other Expenses / (Income)
Other income was $20 million in 2022 compared to other income of $63 million in 2021. Other income included pension actuarial gains of $4 million in 2022 and pension actuarial gains of $34 million in 2021. Excluding these amounts, the remaining decrease in other income was primarily due to income from transition services fees in the prior year.
Operating Earnings
Segment operating earnings decreased 15% in 2022 from 2021.
An analysis of operating earnings by segment follows:

	Six Months Ended
(Millions)	January 30, 2022	January 31, 2021	% Change
Meals & Beverages	$493	$599	(18)
Snacks	249	275	(9)
	742	874	(15)
Corporate income (expense)	(43)	7
Restructuring charges(1)	—	(19)
Earnings before interest and taxes	$699	$862
__________________________________________
(1)See Note 6 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages decreased 18%. The decrease was primarily due to sales volume declines and a lower gross profit performance, partially offset by lower marketing and selling expenses. Gross profit performance was impacted by higher cost inflation, higher levels of promotional spending, higher other supply chain costs and unfavorable volume/mix largely due to reduced operating leverage, partially offset by the benefit of pricing actions and supply chain productivity improvements.
Operating earnings from Snacks decreased 9%. The decrease was primarily due to sales volume declines and higher administrative expenses due to the settlement of certain legal claims, partially offset by lower marketing and selling expenses.
Corporate expense in 2022 included costs of $9 million related to costs savings initiatives, unrealized mark-to-market losses on outstanding undesignated commodity hedges of $3 million and pension actuarial gains of $4 million. Corporate income in 2021 included pension actuarial gains of $34 million, unrealized mark-to-market gains on outstanding undesignated commodity hedges of $17 million and costs of $9 million related to cost savings initiatives.
Interest Expense
Interest expense decreased to $93 million in 2022 from $110 million in 2021 primarily due to lower levels of debt.
Taxes on Earnings
The effective tax rate was 21.9% in 2022 and 26.4% in 2021. The decrease in the effective tax rate was primarily due to a $19 million deferred tax charge recognized in the second quarter of 2021 in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance and the favorable resolution of several tax matters in the first quarter of 2022.
Restructuring Charges and Cost Savings Initiatives
Multi-year Cost Savings Initiatives and Snyder's-Lance Cost Transformation Program and Integration
Beginning in fiscal 2015, we implemented initiatives to reduce costs and to streamline our organizational structure.
Over the years, we expanded these initiatives by continuing to optimize our supply chain and manufacturing networks, including closing our manufacturing facility in Toronto, Ontario, as well as our information technology infrastructure.
On March 26, 2018, we completed the acquisition of Snyder's-Lance. Prior to the acquisition, Snyder's-Lance launched a cost transformation program following a comprehensive review of its operations with the goal of significantly improving its financial performance. We continued to implement this program and identified opportunities for additional cost synergies as we integrated Snyder's-Lance.

In 2022, we expanded these initiatives as we continue to pursue cost savings by further optimizing our supply chain and manufacturing network and through effective cost management. Cost estimates for these expanded initiatives, as well as timing for certain activities, are continuing to be developed.
A summary of charges recorded in Earnings from continuing operations related to these initiatives is as follows:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	January 30, 2022	January 31, 2021	January 30, 2022	January 31, 2021	Recognized as of January 30, 2022
Restructuring charges	$—	$18	$—	$19	$259
Administrative expenses	3	6	5	10	344
Cost of products sold	2	(2)	4	(1)	83
Marketing and selling expenses	—	—	—	—	13
Research and development expenses	—	—	—	—	4
Total pre-tax charges	$5	$22	$9	$28	$703

Aggregate after-tax impact	$4	$16	$7	$21
Per share impact	$.01	$.05	$.02	$.07
A summary of the pre-tax costs in Earnings from continuing operations associated with these initiatives is as follows:

(Millions)	Recognized as of January 30, 2022
Severance pay and benefits	$222
Asset impairment/accelerated depreciation	82
Implementation costs and other related costs	399
Total	$703
The total estimated pre-tax costs for actions associated with continuing operations that have been identified are approximately $715 million to $725 million and we expect to incur the costs through 2022. These estimates will be updated as the expanded initiatives are developed.
We expect the costs for actions associated with continuing operations that have been identified to date to consist of the following: approximately $225 million in severance pay and benefits; approximately $85 million in asset impairment and accelerated depreciation; and approximately $405 million to $415 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 31%; Snacks - approximately 45%; and Corporate - approximately 24%.
Of the aggregate $715 million to $725 million of pre-tax costs associated with continuing operations identified to date, we expect approximately $615 million to $625 million will be cash expenditures. In addition, we expect to invest approximately $445 million in capital expenditures through 2022, of which we invested $427 million as of January 30, 2022. The capital expenditures primarily relate to a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of information technology infrastructure and applications, and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives for actions associated with continuing operations, once all phases are implemented, to generate annual ongoing savings of approximately $1,000 million by the end of 2025. As of January 30, 2022, we have generated total program-to-date pre-tax savings of $835 million.

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	January 30, 2022
(Millions)	Three Months Ended	Six Months Ended	Costs Incurred to Date
Meals & Beverages	$1	$2	$225
Snacks	4	7	306
Corporate	—	—	172
Total	$5	$9	$703
In addition, in the second quarter of 2021, we recorded a $19 million deferred tax charge in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We generated cash flows from operations of $766 million in 2022, compared to $611 million in 2021. The increase in 2022 was primarily due to changes in working capital, principally accounts payable and accounts receivable, partially offset by lower cash earnings.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements. We had negative working capital of $342 million as of January 30, 2022, and $119 million as of August 1, 2021. Total debt maturing within one year was $464 million as of January 30, 2022, and $48 million as of August 1, 2021.
Capital expenditures were $129 million in 2022 and $132 million in 2021. Capital expenditures are expected to total approximately $275 million in 2022. Capital expenditures in the first half of 2022 included improvement of the quality and cost structure of the Snyder's-Lance manufacturing network, the implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, and cookie and cracker capacity expansion for our Snacks business.
Pepperidge Farm and Snyder’s-Lance have a direct-store-delivery distribution model that uses independent contractor distributors. In order to maintain and expand this model, we routinely purchase and sell routes. The purchase and sale proceeds of the routes are reflected in investing activities.
Dividend payments were $228 million in 2022 and $215 million in 2021. The regular quarterly dividend paid on our capital stock was $.37 per share in the second quarter of 2022 and $.35 per share in the second quarter of 2021. On December 1, 2021, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on January 31, 2022 to shareholders of record at the close of business on January 6, 2022. On March 2, 2022, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on May 2, 2022 to shareholders of record at the close of business on April 7, 2022.
In June 2021, the Board authorized an anti-dilutive share repurchase program of up to $250 million (June 2021 program) to offset the impact of dilution from shares issued under our stock compensation programs. The June 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the anti-dilutive program may be made in open-market or privately negotiated transactions. In September 2021, the Board approved a new strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. The September 2021 program replaced the prior $1,500 million program, which our Board approved in March 2017 and has been cancelled. We repurchased approximately 1.5 million shares at a cost of $65 million in 2022. Of this amount, $40 million was used to repurchase shares pursuant to our June 2021 program and $25 million was used to repurchase shares pursuant to our September 2021 program. As of January 30, 2022, approximately $174 million remained available under the June 2021 program and approximately $475 million remained available under the September 2021 program. See Note 12 to the Consolidated Financial Statements and “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
As of January 30, 2022, we had $464 million of short-term borrowings due within one year, none of which was comprised of commercial paper borrowings. As of January 30, 2022, we issued $32 million of standby letters of credit. On November 2, 2020, we entered into a committed revolving credit facility totaling $1,850 million scheduled to mature on November 2, 2023. On September 27, 2021, we replaced the facility with a new $1,850 million committed revolving facility that matures on September 27, 2026. The facility remained unused at January 30, 2022, except for $1 million of standby letters of credit that we issued under it. The facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the credit facility) of not less than 3.25:1.00, measured quarterly, and customary events of default for credit facilities of this type. Loans under this facility will bear interest at the rates specified in the facility, which vary based on the type of loan and certain other customary conditions. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
On February 2, 2022, we issued a notice of redemption to holders of our 2.50% Notes due August 2, 2022 (the Notes) for the redemption of all $450 million outstanding aggregate principal amount of the Notes. The redemption date for the Notes was March 4, 2022. The consideration for the redemption was $453 million, including $3 million of premium. In addition, we paid accrued and unpaid interest on the redeemed notes through the date of settlement. We used a combination of cash on hand and short-term debt to fund the redemption.
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
•a disruption, failure or security breach of our or our vendors' information technology systems, including ransomware attacks;
•impairment to goodwill or other intangible assets;
•our ability to protect our intellectual property rights;
•increased liabilities and costs related to our defined benefit pension plans;
•our ability to attract and retain key talent;
•goals and initiatives related to, and the impacts of, climate change, including from weather-related events;
•negative changes and volatility in financial and credit markets, deteriorating economic conditions and other external factors, including changes in laws and regulations; and
•unforeseen business disruptions or other impacts due to political instability, civil disobedience, terrorism, armed hostilities (including the recent outbreak of hostilities between Russia and Ukraine), extreme weather conditions, natural disasters, other pandemics or other calamities.
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
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 30, 2022 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
b.Changes in Internal Control
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are likely to materially affect, such internal control over financial reporting during the quarter ended January 30, 2022.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 14 to the Consolidated Financial Statements and incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity in the three months ended January 30, 2022 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
11/1/21 - 11/30/21	—	$0.00	—	$651
12/1/21 - 12/31/21	48,640	$41.71	48,640	$649
1/3/22 - 1/28/22	—	$0.00	—	$649
Total	48,640	$41.71	48,640	$649
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
March 9, 2022

CAMPBELL SOUP COMPANY

By:	/s/ Mick J. Beekhuizen
Mick J. Beekhuizen
Executive Vice President and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Vice President and Controller