Form 10-Q
period 2022-05-01
CAMPBELL SOUP CO
filed 2022-06-08
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File Number
May 1, 2022	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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

There were 300,575,616 shares of capital stock outstanding as of June 1, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
Net sales	$2,130	$1,984	$6,575	$6,603
Costs and expenses
Cost of products sold	1,465	1,356	4,519	4,379
Marketing and selling expenses	188	202	555	642
Administrative expenses	151	153	454	452
Research and development expenses	22	22	64	61
Other expenses / (income)	10	(23)	(10)	(86)
Restructuring charges	—	2	—	21
Total costs and expenses	1,836	1,712	5,582	5,469
Earnings before interest and taxes	294	272	993	1,134
Interest expense	51	53	144	163
Interest income	1	—	1	1
Earnings before taxes	244	219	850	972
Taxes on earnings	56	53	189	252
Earnings from continuing operations	188	166	661	720
Loss from discontinued operations	—	(6)	—	(6)
Net earnings	188	160	661	714
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Campbell Soup Company	$188	$160	$661	$714
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$.62	$.55	$2.19	$2.38
Loss from discontinued operations	—	(.02)	—	(.02)
Net earnings attributable to Campbell Soup Company	$.62	$.53	$2.19	$2.36
Weighted average shares outstanding — basic	301	303	302	303
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$.62	$.54	$2.18	$2.36
Loss from discontinued operations	—	(.02)	—	(.02)
Net earnings attributable to Campbell Soup Company	$.62	$.52	$2.18	$2.34
Weighted average shares outstanding — assuming dilution	302	305	303	305
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	May 1, 2022			May 2, 2021
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$188			$160
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(2)	$—	(2)	$7	$—	7
Cash-flow hedges:
Unrealized gains (losses) arising during the period	9	(2)	7	(2)	—	(2)
Reclassification adjustment for losses (gains) included in net earnings	(4)	1	(3)	2	—	2
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	—	—	—	(2)	1	(1)
Other comprehensive income (loss)	$3	$(1)	2	$5	$1	6
Total comprehensive income (loss)			$190			$166
Total comprehensive income (loss) attributable to noncontrolling interests			—			(1)
Total comprehensive income (loss) attributable to Campbell Soup Company			$190			$167

	Nine Months Ended
	May 1, 2022			May 2, 2021
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$661			$714
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(6)	$—	(6)	$14	$—	14
Cash-flow hedges:
Unrealized gains (losses) arising during period	17	(4)	13	(9)	1	(8)
Reclassification adjustment for losses (gains) included in net earnings	(4)	1	(3)	5	—	5
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(1)	—	(1)	(4)	1	(3)
Other comprehensive income (loss)	$6	$(3)	3	$6	$2	8
Total comprehensive income (loss)			$664			$722
Total comprehensive income (loss) attributable to noncontrolling interests			—			(4)
Total comprehensive income (loss) attributable to Campbell Soup Company			$664			$726
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	May 1, 2022	August 1, 2021
Current assets
Cash and cash equivalents	$196	$69
Accounts receivable, net	511	595
Inventories	1,044	933
Other current assets	101	98
Total current assets	1,852	1,695
Plant assets, net of depreciation	2,313	2,370
Goodwill	3,978	3,981
Other intangible assets, net of amortization	3,208	3,239
Other assets	496	449
Total assets	$11,847	$11,734
Current liabilities
Short-term borrowings	$750	$48
Payable to suppliers and others	1,286	1,070
Accrued liabilities	542	576
Dividends payable	112	115
Accrued income taxes	9	5
Total current liabilities	2,699	1,814
Long-term debt	3,998	5,010
Deferred taxes	1,094	1,051
Other liabilities	661	705
Total liabilities	8,452	8,580
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $0.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	402	414
Earnings retained in the business	4,059	3,742
Capital stock in treasury, at cost	(1,088)	(1,021)
Accumulated other comprehensive income (loss)	8	5
Total Campbell Soup Company shareholders' equity	3,393	3,152
Noncontrolling interests	2	2
Total equity	3,395	3,154
Total liabilities and equity	$11,847	$11,734
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended
	May 1, 2022	May 2, 2021
Cash flows from operating activities:
Net earnings	$661	$714
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	—	21
Stock-based compensation	46	51
Pension and postretirement benefit income	(31)	(87)
Depreciation and amortization	251	233
Deferred income taxes	39	99
Other	66	66
Changes in working capital
Accounts receivable	81	(4)
Inventories	(111)	(2)
Prepaid assets	(1)	(23)
Accounts payable and accrued liabilities	140	(149)
Other	(40)	(38)
Net cash provided by operating activities	1,101	881
Cash flows from investing activities:
Purchases of plant assets	(179)	(190)
Purchases of route businesses	(1)	(1)
Sales of route businesses	2	7
Other	10	7
Net cash used in investing activities	(168)	(177)
Cash flows from financing activities:
Short-term borrowings, including commercial paper	821	—
Short-term repayments, including commercial paper	(700)	(295)
Long-term repayments	—	(721)
Dividends paid	(340)	(327)
Treasury stock purchases	(116)	—
Treasury stock issuances	1	2
Payments related to tax withholding for stock-based compensation	(18)	(15)
Payments related to extinguishment of debt	(453)	—
Net cash used in financing activities	(805)	(1,356)
Effect of exchange rate changes on cash	(1)	2
Net change in cash and cash equivalents	127	(650)
Cash and cash equivalents — beginning of period	69	859
Cash and cash equivalents — end of period	$196	$209
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2021	323	$12	(20)	$(990)	$388	$3,517	$(5)	$3	$2,925
Net earnings (loss)						160		—	160
Other comprehensive income (loss)							7	(1)	6
Dividends ($.37 per share)						(113)			(113)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			—	4	13	—			17
Balance at May 2, 2021	323	$12	(20)	$(986)	$401	$3,564	$2	$2	$2,995

Balance at August 2, 2020	323	$12	(21)	$(1,023)	$394	$3,190	$(10)	$6	$2,569
Net earnings (loss)						714		—	714
Other comprehensive income (loss)							12	(4)	8
Dividends ($1.09 per share)						(334)			(334)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			1	37	7	(6)			38
Balance at May 2, 2021	323	$12	(20)	$(986)	$401	$3,564	$2	$2	$2,995

Balance at January 30, 2022	323	$12	(21)	$(1,039)	$388	$3,983	$6	$2	$3,352
Net earnings (loss)						188		—	188
Other comprehensive income (loss)							2	—	2
Dividends ($.37 per share)						(112)			(112)
Treasury stock purchased			(2)	(51)					(51)
Treasury stock issued under management incentive and stock option plans			—	2	14	—			16
Balance at May 1, 2022	323	$12	(23)	$(1,088)	$402	$4,059	$8	$2	$3,395

Balance at August 1, 2021	323	$12	(21)	$(1,021)	$414	$3,742	$5	$2	$3,154
Net earnings (loss)						661		—	661
Other comprehensive income (loss)							3	—	3
Dividends ($1.11 per share)						(336)			(336)
Treasury stock purchased			(3)	(116)					(116)
Treasury stock issued under management incentive and stock option plans			1	49	(12)	(8)			29
Balance at May 1, 2022	323	$12	(23)	$(1,088)	$402	$4,059	$8	$2	$3,395
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
3. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	Foreign Currency Translation Adjustments(1)	Cash-Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at August 2, 2020	$(10)	$(7)	$7	$(10)
Other comprehensive income (loss) before reclassifications	18	(8)	—	10
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	5	(3)	2
Net current-period other comprehensive income (loss)	18	(3)	(3)	12
Balance at May 2, 2021	$8	$(10)	$4	$2

Balance at August 1, 2021	$6	$(4)	$3	$5
Other comprehensive income (loss) before reclassifications	(6)	13	—	7
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(3)	(1)	(4)
Net current-period other comprehensive income (loss)	(6)	10	(1)	3
Balance at May 1, 2022	$—	$6	$2	$8

_____________________________________
(1)Included no tax as of May 1, 2022, August 1, 2021, May 2, 2021 and August 2, 2020.
(2)Included tax expense of $2 million as of May 1, 2022, a tax benefit of $1 million as of August 1, 2021, $2 million as of May 2, 2021, and $1 million as of August 2, 2020.
(3)Included tax expense of $1 million as of May 1, 2022, August 1, 2021 and May 2, 2021, and $2 million as of August 2, 2020.
Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
(Millions)	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021	Location of Loss (Gain) Recognized in Earnings
Losses (gains) on cash-flow hedges:
Commodity contracts	$(3)	$—	$(6)	$—	Cost of products sold
Foreign exchange forward contracts	(1)	2	1	4	Cost of products sold
Forward starting interest rate swaps	—	—	1	1	Interest expense
Total before tax	(4)	2	(4)	5
Tax expense (benefit)	1	—	1	—
Loss (gain), net of tax	$(3)	$2	$(3)	$5

Pension and postretirement benefit adjustments:
Prior service credit	$—	$(2)	$(1)	$(4)	Other expenses / (income)
Tax expense (benefit)	—	1	—	1
Loss (gain), net of tax	$—	$(1)	$(1)	$(3)
4. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

(Millions)	Meals & Beverages	Snacks	Total
Net balance at August 1, 2021	$970	$3,011	$3,981
Amounts reclassified due to segment change(1)	25	(25)	—
Foreign currency translation adjustment	(3)	—	(3)
Net balance at May 1, 2022	$992	$2,986	$3,978
_____________________________________
(1)See Note 5 for additional information.
Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	May 1, 2022			August 1, 2021
(Millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$830	$(171)	$659	$830	$(140)	$690
Non-amortizable intangible assets
Trademarks			2,549			2,549
Total net intangible assets			$3,208			$3,239

The carrying values of trademarks as of May 1, 2022 and August 1, 2021 are detailed below:

(Millions)
Snyder's of Hanover	$620
Lance	350
Pace	292
Pacific Foods	280
Various Other(1)	1,007
Total	$2,549
_____________________________________
(1)Associated with the acquisition of Snyder's-Lance, Inc. (Snyder's-Lance).
Amortization of intangible assets was $31 million for both the nine-month periods ended May 1, 2022 and May 2, 2021. As of May 1, 2022, amortizable intangible assets had a weighted-average remaining useful life of 17 years. Amortization expense for the next 5 years is estimated to be approximately $41 million per year.
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

	Three Months Ended		Nine Months Ended
(Millions)	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
Net sales
Meals & Beverages	$1,131	$1,062	$3,672	$3,743
Snacks	999	922	2,903	2,860
Total	$2,130	$1,984	$6,575	$6,603

	Three Months Ended		Nine Months Ended
(Millions)	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
Earnings before interest and taxes
Meals & Beverages	$220	$186	$713	$785
Snacks	127	102	376	377
Corporate income (expense)(1)	(53)	(14)	(96)	(7)
Restructuring charges(2)	—	(2)	—	(21)
Total	$294	$272	$993	$1,134
_______________________________________
(1)Represents unallocated items. There were pension actuarial losses of $16 million and $12 million in the three- and nine-month periods ended May 1, 2022, and pension actuarial gains of $4 million and $38 million in the three- and nine-month periods ended May 2, 2021, respectively. Costs related to the cost savings initiatives were $6 million and $15 million in the three- and nine-month periods ended May 1, 2022, and $13 million and $22 million in the three- and nine-month periods ended May 2, 2021, respectively. Unrealized mark-to-market adjustments on outstanding undesignated commodity hedges were losses of $5 million and $8 million in the three- and nine-month periods ended May 1, 2022, and gains of $22 million and $39 million in the three- and nine-month periods ended May 2, 2021, respectively.
(2)See Note 6 for additional information.
Our net sales based on product categories are as follows:

	Three Months Ended		Nine Months Ended
(Millions)	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
Net sales
Soup	$606	$544	$2,187	$2,164
Snacks	1,039	961	3,008	2,958
Other simple meals	287	278	821	896
Beverages	198	201	559	585
Total	$2,130	$1,984	$6,575	$6,603
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

A summary of the pre-tax charges recorded in Earnings from continuing operations related to these initiatives is as follows:

	Three Months Ended		Nine Months Ended
(Millions)	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021	Recognized as of May 1, 2022
Restructuring charges	$—	$2	$—	$21	$259
Administrative expenses	5	11	10	21	349
Cost of products sold	1	2	5	1	84
Marketing and selling expenses	—	—	—	—	13
Research and development expenses	—	—	—	—	4
Total pre-tax charges	$6	$15	$15	$43	$709
A summary of the pre-tax costs in Earnings from continuing operations associated with the initiatives is as follows:

(Millions)	Recognized as of May 1, 2022
Severance pay and benefits	$222
Asset impairment/accelerated depreciation	82
Implementation costs and other related costs	405
Total	$709
The total estimated pre-tax costs for actions associated with continuing operations that have been identified are approximately $725 million to $735 million and we expect to incur substantially all of the costs through 2022. These estimates will be updated as the expanded initiatives are developed.
We expect the costs for actions associated with continuing operations that have been identified to date to consist of the following: approximately $225 million in severance pay and benefits; approximately $85 million in asset impairment and accelerated depreciation; and approximately $415 million to $425 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 31%; Snacks - approximately 43%; and Corporate - approximately 26%.
Of the aggregate $725 million to $735 million of pre-tax costs associated with continuing operations identified to date, we expect approximately $625 million to $635 million will be cash expenditures. In addition, we expect to invest approximately $440 million in capital expenditures, of which we invested $433 million as of May 1, 2022. We expect to invest in substantially all of the capital expenditures through 2022. The capital expenditures primarily relate to a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of information technology infrastructure and applications, and optimization of the Snyder’s-Lance warehouse and distribution network.
A summary of the restructuring activity and related reserves associated with continuing operations at May 1, 2022, is as follows:

(Millions)	Severance Pay and Benefits	Implementation Costs and Other Related Costs(2)	Total Charges
Accrued balance at August 1, 2021(1)	$7
2022 charges	—	15	$15
2022 cash payments	(4)
Accrued balance at May 1, 2022	$3
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

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	May 1, 2022
(Millions)	Three Months Ended	Nine Months Ended	Costs Incurred to Date
Meals & Beverages	$—	$2	$225
Snacks	4	11	310
Corporate	2	2	174
Total	$6	$15	$709
In addition, in the second quarter of 2021, we recorded a $19 million deferred tax charge in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance.
7. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three- and nine-month periods ended May 1, 2022, and May 2, 2021, excludes approximately 1 million stock options that would have been antidilutive.
8. Pension and Postretirement Benefits
Components of net benefit expense (income) were as follows:

	Three Months Ended				Nine Months Ended
	Pension		Postretirement		Pension		Postretirement
(Millions)	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
Service cost	$3	$5	$—	$—	$12	$14	$—	$—
Interest cost	13	10	1	1	34	30	3	3
Expected return on plan assets	(29)	(31)	—	—	(91)	(92)	—	—
Amortization of prior service cost	—	—	—	(2)	—	—	(1)	(4)
Actuarial losses (gains)	16	(4)	—	—	12	(38)	—	—
Net periodic benefit expense (income)	$3	$(20)	$1	$(1)	$(33)	$(86)	$2	$(1)
Actuarial losses (gains) were due to the remeasurements of U.S. and Canadian pension plans. These remeasurements were each due to lump sum distributions that exceeded or are expected to exceed service and interest costs resulting in settlement accounting for the plans. The actuarial losses recognized for the three- and nine-month periods ended May 1, 2022 were primarily due to lower than anticipated investment returns on plan assets, partially offset by an increase in discount rates used to determine the benefit obligation. The actuarial gains recognized for the three- and nine-month periods ended May 2, 2021 were primarily due to an increase in discount rates used to determine the benefit obligation, partially offset by lower than anticipated investment returns on plan assets.

9. Leases
The components of lease costs were as follows:

	Three Months Ended		Nine Months Ended
(Millions)	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
Operating lease cost	$19	$20	$58	$60
Finance lease - amortization of right-of-use (ROU) assets	4	1	12	3
Short-term lease cost	15	11	42	32
Variable lease cost(1)	49	45	150	137
Sublease income	—	(1)	—	(2)
Total	$87	$76	$262	$230
__________________________________________
(1)Includes labor and other overhead in our service contracts with embedded leases.
The following tables summarize the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
(Millions)	Balance Sheet Classification	May 1, 2022	August 1, 2021
ROU assets, net	Other assets	$246	$235
Lease liabilities (current)	Accrued liabilities	$58	$54
Lease liabilities (noncurrent)	Other liabilities	$187	$180

	Finance Leases
(Millions)	Balance Sheet Classification	May 1, 2022	August 1, 2021
ROU assets, net	Plant assets, net of depreciation	$32	$29
Lease liabilities (current)	Short-term borrowings	$15	$11
Lease liabilities (noncurrent)	Long-term debt	$18	$19
The following table summarizes cash flow and other information related to leases:

	Nine Months Ended
(Millions)	May 1, 2022	May 2, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58	$60
Financing cash flows from finance leases	$12	$3

ROU assets obtained in exchange for lease obligations:
Operating leases	$67	$39
Finance leases	$15	$4
10. Debt Extinguishment
On March 4, 2022, we completed the redemption of all $450 million outstanding aggregate principal amount of our 2.50% Senior Notes due August 2, 2022. The consideration for the redemption was $453 million, including $3 million of premium. We recognized a loss of $4 million (including the $3 million of premium and other costs), which was recorded in Interest expense in the Consolidated Statement of Earnings. In addition, we paid accrued and unpaid interest on the redeemed notes through the date of settlement. We used a combination of cash on hand and short-term debt to fund the redemption.
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit risk-related contingent features in our derivative instruments as of May 1, 2022, or August 1, 2021.
We are also exposed to credit risk from our customers. During 2021, our largest customer accounted for approximately 21% of consolidated net sales from continuing operations. Our five largest customers accounted for approximately 46% of our consolidated net sales from continuing operations in 2021.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to third-party transactions and intercompany transactions. Principal currencies hedged include the Canadian dollar. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $176 million as of May 1, 2022, and $134 million as of August 1, 2021. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income (loss). The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $15 million as of May 1, 2022, and $13 million as of August 1, 2021.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. There were no interest rate swaps or treasury rate lock contracts outstanding as of May 1, 2022, or August 1, 2021.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, soybean oil, diesel fuel, natural gas, aluminum, cocoa, soybean meal, corn and butter. Commodity futures, options and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. The notional amount of commodity contracts designated as cash-flow hedges was $9 million as of May 1, 2022, and $18 million as of August 1, 2021. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. The notional amount of commodity contracts not designated as accounting hedges was $184 million as of May 1, 2022, and $190 million as of August 1, 2021. The change in fair value on undesignated instruments is recorded in Cost of products sold.
We have a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional amount was approximately $63 million as of May 1, 2022, and $38 million as of August 1, 2021. The change in fair value on the embedded derivative is recorded in Cost of products sold.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Vanguard Extended Market Index Plus Fund, the Vanguard Institutional Index Institutional Plus Fund, the Vanguard Short-Term Bond Index Fund, and the Vanguard Total International Stock Index Fund. Prior to 2022, we

had entered into swap contracts which hedged a portion of exposures linked to the total return of our capital stock. As of May 1, 2022, and August 1, 2021, there were no swap contracts outstanding hedging our exposure linked to the total return of our capital stock. These contracts are not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $50 million as of May 1, 2022, and $29 million as of August 1, 2021.
The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of May 1, 2022, and August 1, 2021:

(Millions)	Balance Sheet Classification	May 1, 2022	August 1, 2021
Asset Derivatives
Derivatives designated as hedges:
Commodity contracts	Other current assets	$10	$4
Foreign exchange forward contracts	Other current assets	3	1
Total derivatives designated as hedges		$13	$5
Derivatives not designated as hedges:
Commodity contracts	Other current assets	$43	$49
Deferred compensation contracts	Other current assets	—	3
Total derivatives not designated as hedges		$43	$52
Total asset derivatives		$56	$57

(Millions)	Balance Sheet Classification	May 1, 2022	August 1, 2021
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$—	$3
Total derivatives designated as hedges		$—	$3
Derivatives not designated as hedges:
Commodity contracts	Accrued liabilities	$2	$—
Deferred compensation contracts	Accrued liabilities	4	—
Total derivatives not designated as hedges		$6	$—
Total liability derivatives		$6	$3
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of May 1, 2022, and August 1, 2021, would be adjusted as detailed in the following table:

	May 1, 2022			August 1, 2021
(Millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$56	$(2)	$54	$57	$(1)	$56
Total liability derivatives	$6	$(2)	$4	$3	$(1)	$2
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. Cash margin liability balances of $3 million at May 1, 2022, and $14 million at August 1, 2021, were included in Accrued liabilities in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and nine-month periods ended May 1, 2022, and May 2, 2021, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
(Millions)		May 1, 2022	May 2, 2021
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$3	$(12)
Effective portion of changes in fair value recognized in OCI:
Commodity contracts		8	2
Foreign exchange forward contracts		1	(4)
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Commodity contracts	Cost of products sold	(3)	—
Foreign exchange forward contracts	Cost of products sold	(1)	2
OCI derivative gain (loss) at end of quarter		$8	$(12)

Nine Months Ended
OCI derivative gain (loss) at beginning of year		$(5)	$(8)
Effective portion of changes in fair value recognized in OCI:
Commodity contracts		12	2
Foreign exchange forward contracts		5	(11)
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Commodity contracts	Cost of products sold	(6)	—
Foreign exchange forward contracts	Cost of products sold	1	4
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$8	$(12)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a gain of $13 million.

The following tables show the total amounts of line items presented in the Consolidated Statements of Earnings for the three- and nine-month periods ended May 1, 2022, and May 2, 2021, in which the effects of derivative instruments designated as cash-flow hedges are recorded. The total effect of hedge activity on these line items are as follows:

	Three Months Ended
	May 1, 2022		May 2, 2021
(Millions)	Cost of products sold	Interest Expense	Cost of products sold	Interest Expense
Consolidated Statements of Earnings:	$1,465	$51	$1,356	$53

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$(4)	$—	$2	$—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	$—	$—	$—	$—

	Nine Months Ended
	May 1, 2022		May 2, 2021
(Millions)	Cost of products sold	Interest Expense	Cost of products sold	Interest Expense
Consolidated Statements of Earnings:	$4,519	$144	$4,379	$163

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$(5)	$1	$4	$1
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	$—	$—	$—	$—
The following table shows the effects of our derivative instruments not designated as hedges for the three- and nine-month periods ended May 1, 2022, and May 2, 2021, in the Consolidated Statements of Earnings:

	Location of Loss (Gain) Recognized in Earnings	Three Months Ended		Nine Months Ended
(Millions)		May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
Foreign exchange forward contracts	Cost of products sold	$—	$1	$—	$2
Commodity contracts	Cost of products sold	(9)	(24)	(28)	(39)
Deferred compensation contracts	Administrative expenses	3	(3)	3	(6)
Total loss (gain)		$(6)	$(26)	$(25)	$(43)
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis as of May 1, 2022, and August 1, 2021, consistent with the fair value hierarchy:

	Fair Value as of May 1, 2022	Fair Value Measurements at May 1, 2022 Using Fair Value Hierarchy			Fair Value as of August 1, 2021	Fair Value Measurements at August 1, 2021 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$3	$—	$3	$—	$1	$—	$1	$—
Commodity derivative contracts(2)	53	6	39	8	53	21	31	1
Deferred compensation derivative contracts(3)	—	—	—	—	3	—	3	—
Deferred compensation investments(4)	2	2	—	—	3	3	—	—
Total assets at fair value	$58	$8	$42	$8	$60	$24	$35	$1

	Fair Value as of May 1, 2022	Fair Value Measurements at May 1, 2022 Using Fair Value Hierarchy			Fair Value as of August 1, 2021	Fair Value Measurements at August 1, 2021 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(1)	$—	$—	$—	$—	$3	$—	$3	$—
Commodity derivative contracts(2)	2	—	2	—	—	—	—	—
Deferred compensation derivative contracts(3)	4	—	4	—	—	—	—	—
Deferred compensation obligation(4)	89	89	—	—	105	105	—	—
Total liabilities at fair value	$95	$89	$6	$—	$108	$105	$3	$—
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
(3)Based on equity index swap rates.
(4)Based on the fair value of the participants’ investments.

The following table summarizes the changes in fair value of Level 3 assets and liabilities for the nine-month periods ended May 1, 2022, and May 2, 2021:

	Nine Months Ended
(Millions)	May 1, 2022	May 2, 2021
Fair value at beginning of year	$1	$2
Gains (losses)	18	2
Settlements	(11)	(3)
Fair value at end of quarter	$8	$1
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
There were $39 million of cash equivalents at May 1, 2022, and none at August 1, 2021. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt was $4,541 million at May 1, 2022, and $5,613 million at August 1, 2021. The carrying value was $4,748 million at May 1, 2022, and $5,058 million at August 1, 2021. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
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
In September 2021, the Board approved a strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions.
During the nine-month period ended May 1, 2022, we repurchased approximately 2.7 million shares at a cost of $116 million. Of this amount, $41 million was used to repurchase shares pursuant to our June 2021 program and $75 million was used to repurchase shares pursuant to our September 2021 program. As of May 1, 2022, approximately $173 million remained available under the June 2021 program and approximately $425 million remained available under the September 2021 program.
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
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings from continuing operations were as follows:

	Three Months Ended		Nine Months Ended
(Millions)	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
Total pre-tax stock-based compensation expense	$15	$17	$46	$51
Tax-related benefits	$3	$3	$8	$9

The following table summarizes stock option activity as of May 1, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)	(Millions)
Outstanding at August 1, 2021	1,372	$45.61
Granted	—	$—
Exercised	(32)	$36.60
Terminated	—	$—
Outstanding at May 1, 2022	1,340	$45.83	5.1	$5
Exercisable at May 1, 2022	1,340	$45.83	5.1	$5
The total intrinsic value of options exercised during the nine-month periods ended May 1, 2022 and May 2, 2021 was not material. We measured the fair value of stock options using the Black-Scholes option pricing model.
We expensed stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expensed on an accelerated basis. As of January 2022, compensation related to stock options was fully expensed.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and FCF performance restricted stock units as of May 1, 2022:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 1, 2021	1,814	$45.63
Granted	1,538	$41.94
Vested	(1,173)	$43.96
Forfeited	(194)	$44.60
Nonvested at May 1, 2022	1,985	$43.86
We determine the fair value of time-lapse restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis.
In 2022, we granted EPS performance restricted stock units that will be earned upon the achievement of our adjusted EPS compound annual growth rate goal, measured over a three-year period. The actual number of EPS performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of EPS performance restricted stock units is based upon the quoted price of our stock at the date of grant. We expense EPS performance restricted stock units on a straight-line basis over the service period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We estimate expense based on the number of awards expected to vest. There were 309 thousand EPS performance target grants outstanding at May 1, 2022, with a weighted-average grant-date fair value of $41.50.
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

As of May 1, 2022, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS performance restricted stock units was $45 million, which will be amortized over the weighted-average remaining service period of 1.9 years. The fair value of restricted stock units vested during the nine-month periods ended May 1, 2022, and May 2, 2021, was $50 million, and $38 million, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the nine-month period ended May 2, 2021 was $48.43.
The following table summarizes TSR performance restricted stock units as of May 1, 2022:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 1, 2021	1,222	$53.60
Granted	331	$45.54
Vested	(178)	$31.35
Forfeited	(188)	$48.00
Nonvested at May 1, 2022	1,187	$55.58
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation.
Weighted-average assumptions used in the Monte Carlo simulation were as follows:

	2022	2021
Risk-free interest rate	0.46%	0.15%
Expected dividend yield	3.50%	2.85%
Expected volatility	27.42%	29.99%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of May 1, 2022, total remaining unearned compensation related to TSR performance restricted stock units was $20 million, which will be amortized over the weighted-average remaining service period of 1.6 years. In the first quarter of 2022, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 30, 2021. In the first quarter of 2021, recipients of TSR performance restricted stock units earned 50% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 31, 2020. The fair value of TSR performance restricted stock units vested during the nine-month periods ended May 1, 2022 and May 2, 2021 was $8 million and $11 million, respectively. The grant-date fair value of the TSR performance restricted stock units granted during 2021 was $54.93.
The excess tax benefits of $1 million in the nine-month periods ended May 1, 2022, and May 2, 2021, on the exercise of stock options and vested restricted stock were presented as cash flows from operating activities. Cash received from the exercise of stock options was $1 million and $2 million for the nine-month periods ended May 1, 2022, and May 2, 2021, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of May 1, 2022. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
Other Contingencies
We have provided certain indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at May 1, 2022.
16. Supplemental Financial Statement Data

(Millions)	May 1, 2022	August 1, 2021
Balance Sheets
Inventories
Raw materials, containers and supplies	$381	$321
Finished products	663	612
	$1,044	$933

	Three Months Ended		Nine Months Ended
(Millions)	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
Statements of Earnings
Other expenses / (income)
Amortization of intangible assets	$10	$10	$31	$31
Net periodic benefit expense (income) other than the service cost	1	(26)	(43)	(101)
Transition services fees	—	(8)	—	(20)
Other	(1)	1	2	4
	$10	$(23)	$(10)	$(86)

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
Business Trends
We have been actively monitoring the impact of the dynamic macroeconomic environment, including the COVID-19 pandemic, the conflict between Russia and Ukraine and inflation, on all aspects of our business. We anticipate that 2022 will continue to be a dynamic macroeconomic environment and we expect significantly elevated levels of input cost inflation to persist throughout the remainder of 2022. We anticipate that these headwinds will be partially mitigated by inflation-driven pricing actions, supply chain productivity improvements and cost savings initiatives.
There still remains uncertainty around the COVID-19 pandemic. The ultimate impact depends on the severity and duration of the pandemic, including the emergence and spread of new COVID-19 variants and resurgences, the continued availability and effectiveness of vaccines and actions taken by government authorities and other third parties in response to the pandemic. We will continue to evaluate the extent to which the COVID-19 pandemic will impact our business, consolidated results of operations and financial condition.
While we as a North American focused company have no direct exposure to Russia and Ukraine, we have experienced shortages in materials and increased costs for transportation, energy and raw materials due in part to the negative impact of the Russia-Ukraine conflict on the global economy. To date, the conflict between Russia and Ukraine has not had any material impact on our business, financial condition or results of operations.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.
•Net sales increased 7% in the quarter to $2,130 million due to inflation-driven pricing and sales allowances, partially offset by volume declines and the impact from the divestiture of the Plum baby food and snacks business. Volumes declined driven by select supply constraints and price elasticities, partially offset by retailer inventory rebuild.
•Gross profit, as a percent of sales, decreased to 31.2% in 2022 from 31.7% in the prior-year quarter. The decrease was primarily due to higher cost inflation and other supply chain costs as well as unfavorable volume/mix largely due to reduced operating leverage, partially offset by inflation-driven pricing actions, supply chain productivity improvements and cost savings initiatives.
•Earnings per share from continuing operations were $.62 in 2022, compared to $.54 a year ago. The current quarter included expenses of $.08 per share and the prior-year quarter included gains of $.03 per share from items impacting comparability as discussed below.

Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•We implemented several cost savings initiatives in recent years. In the third quarter of 2022, we recorded implementation costs and other related costs of $5 million in Administrative expenses and $1 million in Cost of products sold (aggregate impact of $5 million after tax, or $.02 per share) related to these initiatives. Year-to-date in 2022, we recorded implementation costs and other related costs of $10 million in Administrative expenses and $5 million in Cost of products sold (aggregate impact of $12 million after tax, or $.04 per share) related to these initiatives. In the third quarter of 2021, we recorded Restructuring charges of $2 million and implementation costs and other related costs of $11 million in Administrative expenses and $2 million in Cost of products sold (aggregate impact of $11 million after tax, or $.04 per share) related to these initiatives. Year-to-date in 2021, we recorded Restructuring charges of $21 million and implementation costs and other related costs of $21 million in Administrative expenses and $1 million in Cost of products sold (aggregate impact of $32 million after tax, or $.10 per share) related to these initiatives. See Note 6 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;
•In the third quarter of 2022, we recognized actuarial losses in Other expenses / (income) of $16 million ($12 million after tax, or $.04 per share). Year-to-date in 2022, we recognized actuarial losses in Other expenses / (income) of $12 million ($9 million after tax, or $.03 per share). In the third quarter of 2021, we recognized actuarial gains in Other expenses / (income) of $4 million ($3 million after tax, or $.01 per share). Year-to-date in 2021, we recognized actuarial gains in Other expenses / (income) of $38 million ($29 million after tax, or $.10 per share). The actuarial gains and losses related to the remeasurements of U.S. and Canadian pension plans. These interim remeasurements were each due to lump sum distributions that exceeded or are expected to exceed service and interest costs resulting in settlement accounting for the plans;
•In the third quarter of 2022, we recorded a loss in Interest expense of $4 million ($3 million after tax, or $.01 per share) on the extinguishment of debt;
•In the third quarter of 2022, we recognized losses in Cost of products sold of $5 million ($4 million after tax, or $.01 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. Year-to-date in 2022, we recognized losses in Cost of products sold of $8 million ($6 million after tax, or $.02 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. In the third quarter of 2021, we recognized gains in Cost of products sold of $22 million ($17 million after tax, or $.06 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. Year-to-date in 2021, we recognized gains in Cost of products sold of $39 million ($30 million after tax, or $.10 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges; and
•Year-to-date in 2021, we recorded a $19 million ($.06 per share) deferred tax charge in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance, Inc. (Snyder's-Lance).
The items impacting comparability are summarized below:

	Three Months Ended
	May 1, 2022		May 2, 2021
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$188	$.62	$166	$.54
Loss from discontinued operations	$—	$—	$(6)	$(.02)
Net earnings attributable to Campbell Soup Company	$188	$.62	$160	$.52

Continuing operations:
Restructuring charges, implementation costs and other related costs	$(5)	$(.02)	$(11)	$(.04)
Pension actuarial gains (losses)	(12)	(.04)	3	.01
Loss on debt extinguishment	(3)	(.01)	—	—
Commodity mark-to-market gains (losses)	(4)	(.01)	17	.06
Impact of items on Earnings from continuing operations	$(24)	$(.08)	$9	$.03

	Nine Months Ended
	May 1, 2022		May 2, 2021
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$661	$2.18	$720	$2.36
Loss from discontinued operations	$—	$—	$(6)	$(.02)
Net earnings attributable to Campbell Soup Company	$661	$2.18	$714	$2.34

Continuing operations:
Restructuring charges, implementation costs and other related costs	$(12)	$(.04)	$(32)	$(.10)
Pension actuarial gains (losses)	(9)	(.03)	29	.10
Loss on debt extinguishment	(3)	(.01)	—	—
Commodity mark-to-market gains (losses)	(6)	(.02)	30	.10
Deferred tax charge	—	—	(19)	(.06)
Impact of items on Earnings from continuing operations(1)	$(30)	$(.10)	$8	$.03
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Earnings from continuing operations were $188 million ($.62 per share) in the current quarter, compared to $166 million ($.54 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings from continuing operations increased reflecting an improved gross profit performance, lower marketing and selling expenses and lower interest expense, partially offset by sales volume declines and lower other income. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding.
Earnings from continuing operations were $661 million ($2.18 per share) in the nine-month period this year, compared to $720 million ($2.36 per share) in the year-ago period. After adjusting for items impacting comparability, earnings from continuing operations decreased reflecting sales volume declines, lower other income and higher administrative expenses, partially offset by lower marketing and selling expenses, an improved gross profit performance, lower interest expense and a lower effective tax rate. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding.

THIRD-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	May 1, 2022	May 2, 2021	% Change
Meals & Beverages	$1,131	$1,062	6
Snacks	999	922	8
	$2,130	$1,984	7

An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages	Snacks(2)	Total
Volume and mix	(3)%	(3)%	(3)%
Price and sales allowances	12	10	11
Decreased / (increased) promotional spending(1)	(1)	2	—
Divestiture	(2)	—	(1)
	6%	8%	7%
__________________________________________
(1)Represents revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.

In Meals & Beverages, sales increased 6%. Excluding the impact from the divestiture of the Plum baby food and snacks business, sales increased primarily due to increases in U.S. soup, foodservice and Prego pasta sauces, partially offset by declines in Canada. Inflation-driven pricing and sales allowances were partially offset by increased promotional spending. Volume decreased primarily due to supply constraints driven by labor and materials availability and price elasticities, partially offset by retailer inventory rebuild. Sales of U.S. soup increased 15% due to increases in condensed soups and ready-to-serve soups, while broth was comparable to prior year.
In Snacks, sales increased 8% while sales of our power brands increased 13%. Snacks sales increased due to increases in salty snacks, primarily Snyder’s of Hanover pretzels and Kettle Brand potato chips, as well as in cookies and crackers, primarily Goldfish crackers. Inflation-driven pricing and sales allowances and decreased promotional spending were partly offset by volume declines. Volumes declined driven by supply constraints based on materials availability and price elasticities, partially offset by retailer inventory rebuild.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $37 million in 2022 from 2021. As a percent of sales, gross profit was 31.2% in 2022 and 31.7% in 2021.
The 50 basis-point decrease in gross profit margin was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(910)
Volume/mix(2)	(50)
Lower level of promotional spending	10
Productivity improvements	110
Price and sales allowances	790
(50)
__________________________________________
(1)Includes an estimated positive margin impact of 100 basis points related to the weather event in the prior year and 20 basis points from the benefit of cost savings initiatives, which were more than offset by cost inflation and other factors, including a 140 basis-point impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges.
(2)Includes the impact of operating leverage.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 8.8% in 2022 compared to 10.2% in 2021. Marketing and selling expenses decreased 7% in 2022 from 2021. The decrease was primarily due to lower advertising and consumer promotion expense (approximately 8 points). The reduction in advertising and consumer promotion expense was due in part to the pacing of supply recovery in the current quarter and some on-going materials availability issues.
Administrative Expenses
Administrative expenses as a percent of sales were 7.1% in 2022 compared to 7.7% in 2021. Administrative expenses decreased 1% in 2022 from 2021. The decrease was primarily due to lower costs associated with cost savings initiatives (approximately 4 points), partially offset by expenses related to the settlement of certain legal claims (approximately 3 points).
Other Expenses / (Income)
Other expenses was $10 million in 2022 compared to other income of $23 million in 2021. Other expenses in 2022 included pension actuarial losses of $16 million. Other income in 2021 included pension actuarial gains of $4 million. Excluding these amounts, the remaining decrease in other income was primarily due to income from transition services fees in the prior year.

Operating Earnings
Segment operating earnings increased 20% in 2022 from 2021.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	May 1, 2022	May 2, 2021	% Change
Meals & Beverages	$220	$186	18
Snacks	127	102	25
	347	288	20
Corporate income (expense)	(53)	(14)
Restructuring charges(1)	—	(2)
Earnings before interest and taxes	$294	$272
__________________________________________
(1)See Note 6 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages increased 18%. The increase was primarily due to improved gross profit performance, partially offset by sales volume declines. Gross profit performance reflected mitigation of on-going inflation with pricing actions, lower other supply chain costs and supply chain productivity improvements, partially offset by unfavorable volume/mix, which was largely due to reduced operating leverage, as well as higher levels of promotional spending. These results also reflect lower base operating earnings in the prior-year third quarter.
Operating earnings from Snacks increased 25%. The increase was primarily due to improved gross profit performance and lower marketing and selling expenses, partially offset by higher administrative expenses. Gross profit performance reflected mitigation of on-going inflation with pricing actions combined with the results of supply chain productivity improvements, execution improvements and cost savings initiatives, partially offset by some remaining elevated supply chain costs. These results also reflect lower base operating earnings in the prior-year third quarter.
Corporate expense in 2022 included pension actuarial losses of $16 million, costs of $6 million related to costs savings initiatives, and unrealized mark-to-market losses on outstanding undesignated commodity hedges of $5 million. Corporate expense in 2021 included costs of $13 million related to cost savings initiatives, pension actuarial gains of $4 million and unrealized mark-to-market gains on outstanding undesignated commodity hedges of $22 million.
Interest Expense
Interest expense decreased to $51 million in 2022 from $53 million in 2021, primarily due to lower levels of debt, partially offset by a loss on extinguishment of debt of $4 million in the current quarter.
Taxes on Earnings
The effective tax rate was 23.0% in 2022 and 24.2% in 2021. The decrease in the effective tax rate was primarily due to state tax law changes in the prior year.
NINE-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Nine Months Ended
(Millions)	May 1, 2022	May 2, 2021	% Change
Meals & Beverages	$3,672	$3,743	(2)
Snacks	2,903	2,860	2
	$6,575	$6,603	—

An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages(2)	Snacks	Total
Volume and mix	(6)%	(6)%	(6)%
Price and sales allowances	7	6	7
Decreased / (increased) promotional spending(1)	(2)	2	—
Divestiture	(2)	—	(1)
	(2)%	2%	—%
__________________________________________
(1)Represents revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales decreased 2%. Excluding the impact from the divestiture of the Plum baby food and snacks business, sales were comparable to the prior year as increases in U.S. soup were offset by declines in Canada. Inflation-driven pricing and sales allowances were partially offset by increased promotional spending relative to moderated levels in the prior year. Volume decreased primarily due to supply constraints driven by labor and materials availability. Sales of U.S. soup increased 2%, due to increases in ready-to-serve soups, broth and condensed soups.
In Snacks, sales increased 2% while sales of our power brands increased 6%. Snacks sales increased due to increases in cookies and crackers, primarily Goldfish crackers, partially offset by declines in non-core businesses. Sales of salty snacks increased slightly with increases in Snyder’s of Hanover pretzels mostly offset by declines in Late July snacks. Inflation-driven pricing and sales allowances and decreased promotional spending were partly offset by volume declines. Volumes declined driven by supply constraints due to labor and materials availability and price elasticities, partially offset by retailer inventory rebuild.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $168 million in 2022 from 2021. As a percent of sales, gross profit was 31.3% in 2022 and 33.7% in 2021.
The 240 basis-point decrease in gross profit margin was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(730)
Volume/mix(2)	(100)
Higher level of promotional spending	(10)
Higher restructuring-related costs	(10)
Productivity improvements	120
Price and sales allowances	490
(240)
__________________________________________
(1)Includes an estimated positive margin impact of 30 basis points from the benefit of cost savings initiatives, which was more than offset by cost inflation and other factors, including a 70 basis-point impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges.
(2)Includes the impact of operating leverage.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 8.4% in 2022 compared to 9.7% in 2021. Marketing and selling expenses decreased 14% in 2022 from 2021. The decrease was primarily due to lower advertising and consumer promotion expense (approximately 13 points). The reduction in advertising and consumer promotion expense was due in part to the pacing of supply recovery in the current year and some on-going materials availability issues.
Administrative Expenses
Administrative expenses as a percent of sales were 6.9% in 2022 compared to 6.8% in 2021. Administrative expenses were comparable in 2022 with 2021. The change was primarily due to expenses related to the settlement of certain legal claims (approximately 4 points), partially offset by increased benefits from cost savings initiatives (approximately 3 points).

Other Expenses / (Income)
Other income was $10 million in 2022 compared to other income of $86 million in 2021. Other income included pension actuarial losses of $12 million in 2022 and pension actuarial gains of $38 million in 2021. Excluding these amounts, the remaining decrease in other income was primarily due to income from transition services fees in the prior year.
Operating Earnings
Segment operating earnings decreased 6% in 2022 from 2021.
An analysis of operating earnings by segment follows:

	Nine Months Ended
(Millions)	May 1, 2022	May 2, 2021	% Change
Meals & Beverages	$713	$785	(9)
Snacks	376	377	—
	1,089	1,162	(6)
Corporate income (expense)	(96)	(7)
Restructuring charges(1)	—	(21)
Earnings before interest and taxes	$993	$1,134
__________________________________________
(1)See Note 6 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages decreased 9%. The decrease was primarily due to sales volume declines, partially offset by lower marketing and selling expenses.
Operating earnings from Snacks were comparable to the prior year. Lower marketing and selling expenses and improved profit performance were offset by sales volume declines and higher administrative expenses due to the settlement of certain legal claims. Gross profit performance was impacted by higher cost inflation and other supply chain costs and unfavorable volume/mix, which was largely due to reduced operating leverage, partially offset by the impact of pricing actions and lower promotional spending combined with the results of supply chain productivity improvements and cost savings initiatives.
Corporate expense in 2022 included costs of $15 million related to costs savings initiatives, pension actuarial losses of $12 million and unrealized mark-to-market losses on outstanding undesignated commodity hedges of $8 million. Corporate expense in 2021 included costs of $22 million related to cost savings initiatives, pension actuarial gains of $38 million and unrealized mark-to-market gains on outstanding undesignated commodity hedges of $39 million.
Interest Expense
Interest expense decreased to $144 million in 2022 from $163 million in 2021 primarily due to lower levels of debt, partially offset by a loss on extinguishment of debt of $4 million in the third quarter of 2022.
Taxes on Earnings
The effective tax rate was 22.2% in 2022 and 25.9% in 2021. The decrease in the effective tax rate was primarily due to a $19 million deferred tax charge recognized in the second quarter of 2021 in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance and the favorable resolution of several tax matters in the first quarter of 2022.
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
A summary of charges recorded in Earnings from continuing operations related to these initiatives is as follows:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021	Recognized as of May 1, 2022
Restructuring charges	$—	$2	$—	$21	$259
Administrative expenses	5	11	10	21	349
Cost of products sold	1	2	5	1	84
Marketing and selling expenses	—	—	—	—	13
Research and development expenses	—	—	—	—	4
Total pre-tax charges	$6	$15	$15	$43	$709

Aggregate after-tax impact	$5	$11	$12	$32
Per share impact	$.02	$.04	$.04	$.10
A summary of the pre-tax costs in Earnings from continuing operations associated with these initiatives is as follows:

(Millions)	Recognized as of May 1, 2022
Severance pay and benefits	$222
Asset impairment/accelerated depreciation	82
Implementation costs and other related costs	405
Total	$709
The total estimated pre-tax costs for actions associated with continuing operations that have been identified are approximately $725 million to $735 million and we expect to incur substantially all of the costs through 2022. These estimates will be updated as the expanded initiatives are developed.
We expect the costs for actions associated with continuing operations that have been identified to date to consist of the following: approximately $225 million in severance pay and benefits; approximately $85 million in asset impairment and accelerated depreciation; and approximately $415 million to $425 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 31%; Snacks - approximately 43%; and Corporate - approximately 26%.
Of the aggregate $725 million to $735 million of pre-tax costs associated with continuing operations identified to date, we expect approximately $625 million to $635 million will be cash expenditures. In addition, we expect to invest approximately $440 million in capital expenditures, of which we invested $433 million as of May 1, 2022. We expect to invest in substantially all of the capital expenditures through 2022. The capital expenditures primarily relate to a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of information technology infrastructure and applications, and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives for actions associated with continuing operations, once all phases are implemented, to generate annual ongoing savings of approximately $1,000 million by the end of 2025. As of May 1, 2022, we have generated total program-to-date pre-tax savings of $840 million.

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	May 1, 2022
(Millions)	Three Months Ended	Nine Months Ended	Costs Incurred to Date
Meals & Beverages	$—	$2	$225
Snacks	4	11	310
Corporate	2	2	174
Total	$6	$15	$709
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
We generated cash flows from operations of $1,101 million in 2022, compared to $881 million in 2021. The increase in 2022 was primarily due to changes in working capital, partially offset by lower cash earnings.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements. We had negative working capital of $847 million as of May 1, 2022, and $119 million as of August 1, 2021. Total debt maturing within one year was $750 million as of May 1, 2022, and $48 million as of August 1, 2021.
Capital expenditures were $179 million in 2022 and $190 million in 2021. Capital expenditures are expected to total approximately $275 million in 2022. Capital expenditures in the first nine months of 2022 included improvement of the quality and cost structure of the Snyder's-Lance manufacturing network, the implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, and cookie and cracker capacity expansion for our Snacks business.
Pepperidge Farm and Snyder’s-Lance have a direct-store-delivery distribution model that uses independent contractor distributors. In order to maintain and expand this model, we routinely purchase and sell routes. The purchase and sale proceeds of the routes are reflected in investing activities.
On March 4, 2022, we completed the redemption of all $450 million outstanding aggregate principal amount of our 2.50% Senior Notes due August 2, 2022. The consideration for the redemption was $453 million, including $3 million of premium. We recognized a loss of $4 million (including the $3 million of premium and other costs), which was recorded in Interest expense in the Consolidated Statement of Earnings. In addition, we paid accrued and unpaid interest on the redeemed notes through the date of settlement. We used a combination of cash on hand and short-term debt to fund the redemption.
Dividend payments were $340 million in 2022 and $327 million in 2021. The regular quarterly dividend paid on our capital stock was $.37 per share in both the third quarter of 2022 and 2021. On March 2, 2022, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on May 2, 2022 to shareholders of record at the close of business on April 7, 2022. On May 24, 2022, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on August 1, 2022 to shareholders of record at the close of business on July 7, 2022.
In June 2021, the Board authorized an anti-dilutive share repurchase program of up to $250 million (June 2021 program) to offset the impact of dilution from shares issued under our stock compensation programs. The June 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the anti-dilutive program may be made in open-market or privately negotiated transactions. In September 2021, the Board approved a strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. We repurchased approximately 2.7 million shares at a cost of $116 million in 2022. Of this amount, $41 million was used to repurchase shares pursuant to our June 2021 program and $75 million was used to repurchase shares pursuant to our September 2021 program. As of May 1, 2022, approximately $173 million remained available under the June 2021 program and approximately $425 million remained available under the September 2021 program. See Note 13 to the Consolidated Financial Statements and “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
As of May 1, 2022, we had $750 million of short-term borrowings due within one year, $170 million of which was comprised of commercial paper borrowings. As of May 1, 2022, we issued $32 million of standby letters of credit. On

November 2, 2020, we entered into a committed revolving credit facility totaling $1,850 million scheduled to mature on November 2, 2023. On September 27, 2021, we replaced the facility with a new $1,850 million committed revolving facility that matures on September 27, 2026. The facility remained unused at May 1, 2022, except for $1 million of standby letters of credit that we issued under it. The facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the credit facility) of not less than 3.25:1.00, measured quarterly, and customary events of default for credit facilities of this type. Loans under this facility will bear interest at the rates specified in the facility, which vary based on the type of loan and certain other customary conditions. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
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
•negative changes and volatility in financial and credit markets, deteriorating economic conditions and other external factors, including changes in laws and regulations; and
•unforeseen business disruptions or other impacts due to political instability, civil disobedience, terrorism, armed hostilities (including the ongoing conflict between Russia and Ukraine), extreme weather conditions, natural disasters, other pandemics or other calamities.
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
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of May 1, 2022 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
b.Changes in Internal Control
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are likely to materially affect, such internal control over financial reporting during the quarter ended May 1, 2022.

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
Business and Operational Risks
Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.
The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we have no operations in Russia or Ukraine, we have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. The scope and duration of the military conflict in Ukraine is uncertain, rapidly changing and hard to predict. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflict could heighten many of our known risks described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended August 1, 2021, filed with the SEC on September 23, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity in the three months ended May 1, 2022 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
1/31/22-2/28/22	—	$0.00	—	$649
3/1/22-3/31/22	1,158,741	$43.65	1,158,741	$598
4/1/22-4/29/22	—	$0.00	—	$598
Total	1,158,741	$43.65	1,158,741	$598
____________________________________
(1)Shares purchased are as of the trade date.
(2)Average price paid per share is calculated on a settlement basis and excludes commission.
(3)In June 2021, our Board of Directors authorized an anti-dilutive share repurchase program of up to $250 million (June 2021 program) to offset the impact of dilution from shares issued under our stock compensation programs. The June 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the June 2021 program may be made in open-market or privately negotiated transactions. In September 2021, the Board approved a strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions.
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
June 8, 2022

CAMPBELL SOUP COMPANY

By:	/s/ Mick J. Beekhuizen
Mick J. Beekhuizen
Executive Vice President and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Senior Vice President and Controller