Form 10-K
period 2022-07-31
CAMPBELL SOUP CO
filed 2022-09-22
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
_________________________________________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
July 31, 2022	1-3822
CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Based on the closing price on the New York Stock Exchange on January 28, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $8,597,234,004. There were 299,364,411 shares of capital stock outstanding as of September 14, 2022.
Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III.

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
Business Divestitures
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
Reportable Segments
Our reportable segments are:
•Meals & Beverages, which consists of our soup, simple meals and beverages products in retail and foodservice in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; V8 juices and beverages; and Campbell’s tomato juice. The segment also includes snacking products in foodservice and Canada. The segment included the results of our Plum baby food and snacks business, which was sold on May 3, 2021; and
•Snacks, which consists of Pepperidge Farm cookies*, crackers, fresh bakery and frozen products, including Goldfish crackers*, Snyder’s of Hanover pretzels*, Lance sandwich crackers*, Cape Cod potato chips*, Kettle Brand potato chips*, Late July snacks*, Snack Factory pretzel crisps*, Pop Secret popcorn, Emerald nuts, and other snacking products in retail in the U.S. Beginning in 2022, we refer to the * brands as our "power brands." The segment includes the retail business in Latin America. The segment also included the results of our European chips business, which was sold on October 11, 2019.
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
Ingredients and Packaging
The ingredients and packaging materials required for the manufacture of our food and beverage products are purchased from various suppliers, substantially all of which are located in North America. During 2022, we experienced significantly elevated commodity and supply chain costs including the costs of labor, raw materials, energy, fuel, packaging materials and other inputs necessary for the production and distribution of our products. In addition, many of these items are subject to price fluctuations from a number of factors, including but not limited to climate change, changes in crop size, cattle cycles, herd and flock disease, crop disease, crop pests, product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, supplier capacities, government-sponsored agricultural programs and other government policy, import and export requirements (including tariffs), drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients, pandemic illness (such as the COVID-19 pandemic), armed hostilities (including the ongoing conflict between Russia and Ukraine) and other factors that may be beyond our control. To help reduce some of this price volatility, we use a combination of purchase orders, short- and long-term contracts, inventory management practices and various commodity risk management tools for most of our ingredients and packaging. Ingredient inventories are generally at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only during certain seasons, we make commitments for the purchase of such ingredients in their respective seasons. Although we are unable to predict the impact of our ability to source these ingredients and packaging materials in the future, we expect these supply pressures to continue throughout 2023. We also expect the pressures of input cost inflation to continue into 2023.
Customers
In most of our markets, sales and merchandising activities are conducted through our own sales force and/or third-party brokers and distribution partners. Our products are generally resold to consumers through retail food chains, mass discounters, mass merchandisers, club stores, convenience stores, drug stores, dollar stores, e-commerce and other retail, commercial and non-commercial establishments. Our Snacks segment has a direct-store-delivery distribution model that uses independent contractor distributors.
Our five largest customers accounted for approximately 47% of our consolidated net sales from continuing operations in 2022, 46% in 2021 and 44% in 2020. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 22% of our consolidated net sales from continuing operations in 2022 and 21% in 2021 and 2020. Both of our reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates. No other customer accounted for 10% or more of our consolidated net sales.
Trademarks and Technology
As of September 14, 2022, we owned over 2,800 trademark registrations and applications in over 150 countries. We believe our trademarks are of material importance to our business. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. We believe that our principal brands, including Campbell's, Cape Cod, Chunky, Emerald, Goldfish, Kettle Brand, Lance, Late July, Milano, Pace, Pacific Foods, Pepperidge Farm, Pop Secret, Prego, Snack Factory, Snyder's of Hanover, Spaghettios, Swanson, and V8, are protected by trademark law in the major markets where they are used.
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
Capital Expenditures
During 2022, our aggregate capital expenditures were $242 million. We expect to spend approximately $325 million for capital projects in 2023. Major capital projects based on planned spend in 2023 include a cracker capacity expansion for our Snacks business and a new manufacturing line for our Meals & Beverages business.

Government Regulation
The manufacture and sale of consumer food products is highly regulated. In the U.S., our activities are subject to regulation by various federal government agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission, the Department of Labor, the Department of Commerce, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as various state and local agencies. Our business is also regulated by similar agencies outside of the U.S. Additionally, we are subject to data privacy and security regulations, tax and securities regulations, accounting and reporting standards, and other financial laws and regulations. We believe that we are in compliance with current laws and regulations in all material respects and do not expect that continued compliance with such laws and regulations will have a material effect on capital expenditures, earnings or our competitive position.
Environmental Matters
We have requirements for the operation and design of our facilities that meet or exceed applicable environmental rules and regulations. Of our $242 million in capital expenditures made during 2022, approximately $9 million were for compliance with environmental laws and regulations in the U.S. We further estimate that approximately $13 million of the capital expenditures anticipated during 2023 will be for compliance with U.S. environmental laws and regulations. We believe that the continued compliance with existing environmental laws and regulations (both within the U.S. and elsewhere) will not have a material effect on capital expenditures, earnings or our competitive position. In addition, we continue to monitor existing and pending environmental laws and regulations within the U.S. and elsewhere relating to climate change and greenhouse gas emissions. While the impact of these laws and regulations cannot be predicted with certainty, we do not believe that compliance with these laws and regulations will have a material effect on capital expenditures, earnings or our competitive position.
Seasonality
Demand for soup products is seasonal, with the fall and winter months usually accounting for the highest sales volume. Demand for our other products is generally evenly distributed throughout the year.
Human Capital Management
A core pillar of our strategic plan is to build a winning team and culture. To do this, we are committed to building a company where everyone can be real, and feel safe, valued and supported to do their best work. We believe that our employees are the driving force behind our success and prioritize attracting, developing and retaining diverse, world-class talent and creating an inclusive culture that embodies our purpose: Connecting people through food they love. On July 31, 2022, we had approximately 14,700 employees.
Training, Development and Engagement
We invest in our employees through training and development programs. We have partnered with leading online content experts and have recently increased internal learning development to expand our catalog of courses and support our culture of continuous learning. A suite of training and education programs are available to employees ranging from role-specific training to education on soft skills to assist them with enhancing their careers through continuous learning. Through objective-setting, individual development plans, learning opportunities, feedback and coaching, employees are encouraged to continue their professional growth. Our education programs allow employees to focus on timely and topical development areas including leadership, management excellence, functional capabilities and inclusion and diversity. We communicate frequently and transparently with our employees through regular company-wide and business unit check-ins, and we conduct employee engagement surveys that provide our employees with an opportunity to share anonymous feedback with management in a variety of areas including confidence in leadership, growth and career opportunities, available resources, compensation and overall engagement. These surveys allow our leaders to develop action plans for their business units as well as the broader organization.
Our Campbell Employee Experience Framework enhances the foundational moments that are key to an employee's career at our company - from the candidate experience and onboarding through career advancement - to help our employees thrive at work, with the goal of building an inclusive, engaging and high-performing culture.
Inclusion and Diversity
We believe that having an inclusive and diverse culture strengthens our ability to recruit and develop talent and allows all employees to thrive and succeed. Diversity of input and perspectives is an essential part of our strategic plan to build a winning team and culture, and we believe one key to success is attracting and retaining a diverse workforce that reflects our consumers of today and tomorrow. Our commitment to inclusion and diversity ("I&D") is based on three guiding pillars:
•Capabilities - providing resources and tools to employees to build capabilities to build a winning team and culture and to drive systemic change;
•Advocacy - strengthening ally networks by supporting our employees, our partners and the communities where we live and work; and

•Accountability - having individual, management and organizational accountability and transparency about our progress on building an inclusive culture.
We also continue to provide I&D learning experiences and foster employee resource groups to highlight issues that impact underrepresented communities. Throughout 2022 the board of directors (Board) received regular updates from management on our inclusion and diversity efforts.
Wellness and Safety
Our employees' health, safety and well-being are our top priorities. We have maintained an unwavering commitment to supporting the health and well-being of our employees during the COVID-19 pandemic and we implemented an enterprise-wise response to ensure safety. We have implemented safety and sanitation measures to help ensure employees' health and well-being, embraced remote work for those who were able, and introduced enhanced sanitation, mask use and other protective equipment protocols and social distancing measures for our front-line employees.
In addition, our Resources for Living program provides information, education tools and resources to help support our employees' physical, financial, social and emotional well-being. As part of this focus on well-being, we emphasize the need for our employees to embrace healthy lifestyles and we offer a variety of wellness education opportunities for our employees. We continue to modernize our workspaces and in 2022 announced a hybrid work policy to allow office-based employees to work remotely several days per week.
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
Websites
Our primary corporate website can be found at www.campbellsoupcompany.com. We make available free of charge at the Investor portion of this website (under the "About Us—Investors—Financials—SEC Filings" caption) all of our reports (including amendments) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.
All websites appearing in this Annual Report on Form 10-K are inactive textual references only, and the information in, or accessible through, such websites is not incorporated into this Annual Report on Form 10-K, or into any of our other filings with the Securities and Exchange Commission.
Item 1A. Risk Factors
In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations. Although the risks are organized and described separately, many of the risks are interrelated. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.
Business and Operational Risks
We may not be able to increase prices to fully offset inflationary pressures on costs, such as raw and packaging materials, labor and distribution costs
As a manufacturer of food and beverage products, we rely on plant labor, distribution resources and raw and packaging materials including tomato paste, grains, beef, poultry, dairy, vegetable oil, wheat, potatoes and other vegetables, steel, aluminum, glass, paper and resin. During 2022, we experienced significantly elevated commodity and supply chain costs including the costs of labor, raw materials, energy, fuel, packaging materials and other inputs necessary for the production and distribution of our products, and we expect elevated levels of inflation to continue in 2023. In addition, many of these materials are subject to price fluctuations from a number of factors, including but not limited to changes in crop size, cattle cycles, herd and flock disease, crop disease, crop pests, product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, supplier capacities, government-sponsored agricultural programs and other government policy, import and export requirements (including tariffs), drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients, pandemic illness (such as the

COVID-19 pandemic), armed hostilities (including the ongoing conflict between Russia and Ukraine) and other factors that may be beyond our control.
We try to mitigate some or all cost increases through increases in the selling prices of, or decreases in the packaging sizes of, some of our products. Higher product prices or smaller packaging sizes may result in reductions in sales volume. Consumers may be less willing to pay a price differential for our branded products and may increasingly purchase lower-priced offerings, or may forego some purchases altogether, during an economic downturn or times of increased inflationary pressure. To the extent that price increases or packaging size decreases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business results and financial condition may be adversely affected. Furthermore, we may not be able to fully offset any cost increases through productivity initiatives or through our commodity hedging activity.
Disruption to our supply chain could adversely affect our business
Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing, warehousing or distribution capabilities, or to the capabilities of our suppliers, contract manufacturers, logistics service providers or independent distributors. This damage or disruption could result from execution issues, as well as factors that are hard to predict or beyond our control such as increased temperatures due to climate change, water stress, extreme weather events, natural disasters, product or raw material scarcity, fire, terrorism, pandemics (such as the COVID-19 pandemic), armed hostilities (including the ongoing conflict between Russia and Ukraine), strikes, labor shortages, cybersecurity breaches, government shutdowns, disruptions in logistics, supplier capacity constraints or other events. Commodity prices continue to be volatile and generally increased due to the COVID-19 pandemic, supply chain disruptions and labor and transportation shortages. Production of the agricultural commodities used in our business may also be adversely affected by drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients, crop size, cattle cycles, herd and flock disease, crop disease and crop pests. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business or financial results, particularly in circumstances when a product is sourced from a single supplier or location. Disputes with significant suppliers, contract manufacturers, logistics service providers or independent distributors, including disputes regarding pricing or performance, may also adversely affect our ability to manufacture and/or sell our products, as well as our business or financial results.
We have experienced temporary workforce disruptions in our supply chain as a result of the COVID-19 pandemic. We have implemented employee safety measures, which exceed guidance from the Centers for Disease Control and Prevention and World Health Organization, across all our supply chain facilities. Even with these measures, and the availability of vaccines, given the emergence and spread of COVID-19 variants, there is continued risk that COVID-19 may spread through our workforce. Illness, labor shortages, absenteeism, or other workforce disruptions could negatively affect our supply chain, manufacturing, distribution, or other business processes. We may face additional production disruptions in the future, which may place constraints on our ability to produce products in a timely manner or may increase our costs.
Short-term or sustained increases in consumer demand at our retail customers may exceed our production capacity or otherwise strain our supply chain. Our failure to meet the demand for our products could adversely affect our business and results of operations.
The COVID-19 pandemic and related ongoing implications could adversely impact our business and results of operations
The COVID-19 pandemic has had, and could continue to have, a negative impact on financial markets, economic conditions, and portions of our industry as a result of changes in consumer behavior, retailer inventory levels, cost inflation, manufacturing and supply chain disruption, vaccination rates and effectiveness, and overall macroeconomic conditions. Although our business has benefited from increased at-home consumption due to COVID-19, our ability to sustain heightened sales is dependent on consumer purchasing behavior. The continued availability and effectiveness of vaccines may partially mitigate the risks around the continued spread of COVID-19, however, with the spread of the COVID-19 variants, the ongoing implications of the COVID-19 pandemic could adversely impact our business and results of operations in a number of ways, including but not limited to:
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
•a significant portion of our workforce, including our management team, could become unable to work as a result of illness, or the attention of our management team could be diverted if key employees become ill and become unable to work;
•a change in demand for or availability of our products as a result of retailers, distributors, or carriers modifying their inventory, fulfillment or shipping practices;
•an inability to effectively modify our trade promotion and advertising activities to reflect changing consumer shopping habits due to, among other things, reduced in-store visits and travel restrictions;
•a shift in consumer spending during periods of economic uncertainty or inflation could result in consumers moving to private label or lower price products; and
•additional business disruptions and uncertainties related to the COVID-19 pandemic could result in additional delays or modifications to our strategic plans and other initiatives.
These and other impacts of the COVID-19 pandemic could also have the effect of heightening many of the other risk factors included in this Item 1A. The ultimate impact depends on the severity and duration of the COVID-19 pandemic, including the emergence and spread of COVID-19 variants, the continued availability and effectiveness of vaccines and actions taken by governmental authorities and other third parties in response to the pandemic, each of which is uncertain, rapidly changing and difficult to predict. Any of these disruptions could adversely impact our business and results of operations.
Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases
Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, and other government regulations. During 2022, we observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base, caused by the continued spread of COVID-19 or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. In addition, we distribute our products and receive raw materials primarily by truck. Reduced availability of trucking capacity due to shortages of drivers has caused an increase in the cost of transportation for us and our suppliers. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on the company’s operations, results of operations, liquidity or cash flows.
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
We may be adversely impacted by a disruption, failure or security breach of our information technology systems
Our information technology systems are critically important to our operations. We rely on our information technology systems (some of which are outsourced to third parties) to manage our data, communications and business processes, including our marketing, sales, manufacturing, procurement, logistics, customer service, accounting and administrative functions and the importance of such networks and systems has increased due to an increase in our employees working remotely. If we do not obtain and effectively manage the resources and materials necessary to build, sustain and protect appropriate information technology systems, our business or financial results could be adversely impacted. Furthermore, our information technology systems are subject to attack or other security breaches (including the access to or acquisition of customer, consumer, employee or other confidential information), service disruptions or other system failures. If we are unable to prevent or adequately respond to and resolve these breaches, disruptions or failures, our operations may be impacted, and we may suffer other adverse consequences such as reputational damage, litigation, remediation costs, ransomware payments and/or penalties under various data protection laws and regulations.
To address the risks to our information technology systems and the associated costs, we maintain an information security program that includes updating technology and security policies, cyber insurance, employee awareness training, and monitoring and routine testing of our information technology systems. We believe that these preventative actions provide adequate measures of protection against security breaches and generally reduce our cybersecurity risks, however, cyber threats are constantly evolving, are becoming more frequent and more sophisticated and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. Additionally, continued geopolitical turmoil, including the ongoing conflict between Russia and Ukraine, has heightened the risk of cyberattacks. We have experienced threats to our data and systems and although we have not experienced a material incident to date, there can be no assurance that these measures will prevent or limit the impact of a future incident. We may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents.
In addition, in the event our suppliers or customers experience a breach or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in our supply chain or reduced customer orders, which would adversely affect our business and financial results. We have also outsourced several information technology support services and administrative functions to third-party service providers, and may outsource other functions in the future to achieve cost savings and efficiencies. Our information security program includes capabilities designed to evaluate and mitigate cyber risks arising from third-party service providers. We believe that these capabilities provide insights and visibility to the security posture of our third-party service providers, however, cyber threats to those organizations are beyond our control. If these service providers do not perform effectively due to breach or system failure, we may not be able to achieve the expected benefits and our business may be disrupted.
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
If we do not fully realize the expected cost savings and/or operating efficiencies associated with our strategic initiatives, our profitability could suffer
Our future success and earnings growth depend in part on our ability to achieve the appropriate cost structure and operate efficiently in the highly competitive food industry, particularly in an environment of volatile cost inputs. We continuously pursue initiatives to reduce costs and increase effectiveness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring Charges and Cost Savings Initiatives" for additional information on these initiatives. We also regularly pursue cost productivity initiatives in procurement, manufacturing and logistics. Any failure or delay in implementing our initiatives in accordance with our plans could adversely affect our ability to meet our long-term growth and profitability expectations and could adversely affect our business. If we do not continue to effectively manage costs and achieve additional efficiencies, our competitiveness and our profitability could decrease.
Our results may be adversely affected by our inability to complete or realize the projected benefits of acquisitions, divestitures and other strategic transactions
We have historically made strategic acquisitions of brands and businesses and we may undertake additional acquisitions or other strategic transactions in the future. Our ability to meet our objectives with respect to acquisitions and other strategic transactions may depend in part on our ability to identify suitable counterparties, negotiate favorable financial and other contractual terms, obtain all necessary regulatory approvals on the terms expected and complete those transactions. Potential risks also include:
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
In addition, we have previously made strategic divestitures and may do so in the future. Any businesses we decide to divest in the future may depend in part on our ability to identify suitable buyers, negotiate favorable financial and other contractual terms and obtain all necessary regulatory approvals on the terms expected. Potential risks of divestitures may also include:
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
Competitive and Industry Risks
We face significant competition in all our product categories, which may result in lower sales and margins
We operate in the highly competitive food and beverage industry mainly in the North American market and experience competition in all of our categories. The principal areas of competition are brand recognition, taste, nutritional value, price, promotion, innovation, shelf space and customer service. A number of our primary competitors are larger than us and have substantial financial, marketing and other resources, and some of our competitors may spend more aggressively on advertising and promotional activities than we do. In addition, reduced barriers to entry and easier access to funding are creating new competition. A strong competitive response from one or more of these competitors to our marketplace efforts, or a continued shift towards private label offerings, particularly during periods of economic uncertainty or significant inflation, could result in us reducing prices, increasing marketing or other expenditures, and/or losing market share, each of which may result in lower sales and margins.

Our ability to compete also depends upon our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. If we do not succeed in offering products that consumers want to buy, our sales and market share will decrease, resulting in reduced profitability. If we are unable to accurately predict which shifts in consumer preferences will be long-lasting, or are unable to introduce new and improved products to satisfy those preferences, our sales will decline. Weak economic conditions, recessions, significant inflation and other factors, such as pandemics, could effect consumer preferences and demand. In addition, given the variety of backgrounds and identities of consumers in our consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences. As such, we must be successful in developing innovative products across a multitude of product categories. In addition, the COVID-19 pandemic has altered, and in some cases, delayed product innovation efforts. Finally, if we fail to rapidly develop products in faster-growing and more profitable categories, we could experience reduced demand for our products, or fail to expand margins.
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
In 2022, our five largest customers accounted for approximately 47% of our consolidated net sales from continuing operations, with the largest customer, Wal-Mart Stores, Inc. and its affiliates, accounting for approximately 22% of our consolidated net sales from continuing operations. There can be no assurance that our largest customers will continue to purchase our products in the same mix or quantities, or on the same terms as in the past. Disruption of sales to any of these customers, or to any of our other large customers, for an extended period of time could adversely affect our business or financial results.
Financial and Economic Risks
An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could adversely affect our financial results and net worth
As of July 31, 2022, we had goodwill of $3.979 billion and other indefinite-lived intangible assets of $2.549 billion. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized, but are tested for impairment at least annually in the fourth quarter or more frequently if impairment indicators arise. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the unit's fair value. Similarly, we test indefinite-lived intangible assets by comparing the fair value of the assets to their carrying values. Fair value for both goodwill and other indefinite-lived intangible assets is determined based on a discounted cash flow analysis. If the carrying values of the reporting unit or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired. Factors that could result in an impairment include a change in revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions or assumed royalty rates. If current expectations for growth rates for sales and profits are not met, or other market factors and macroeconomic conditions that could be affected by the COVID-19 pandemic or otherwise were to change, we may be required in the future to record impairment of the carrying value of goodwill or other indefinite-lived intangible assets, which could adversely affect our financial results and net worth.
We may be adversely impacted by increased liabilities and costs related to our defined benefit pension plans
We sponsor a number of defined benefit pension plans for certain employees in the U.S. and certain non-U.S. locations. The major defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of securities and other investments. Changes in regulatory requirements or the market value of plan assets, investment returns, interest rates and mortality rates may affect the funded status of our defined benefit pension plans and cause volatility in the net periodic benefit cost, future funding requirements of the plans and the funded status as recorded on the balance sheet. A significant increase in our obligations, future funding requirements, or net periodic benefit costs could have a material adverse effect on our financial results.

We face risks related to heightened inflation, recession, financial and credit market disruptions and other economic conditions
Customer and consumer demand for our products may be impacted by weak economic conditions, recession, equity market volatility or other negative economic factors in the U.S. or other nations. For instance in 2022, the U.S. experienced significantly heightened inflationary pressures which we expect to continue into 2023. We may not be able to fully mitigate the impact of inflation through price increases, productivity initiatives and cost savings, which could have a material adverse effect on our financial results. In addition, if the U.S. economy enters a recession in 2023, we may experience sales declines and may have to decrease prices, all of which could have a material adverse impact on our financial results.
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
Legal and Regulatory Risks
We may be adversely impacted by legal and regulatory proceedings or claims
We are a party to a variety of legal and regulatory proceedings and claims arising out of the normal course of business. See Note 18 to the Consolidated Financial Statements for information regarding reportable legal proceedings. Since these actions are inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such proceedings or claims, or that our assessment of the materiality or immateriality of these matters, including any reserves taken in connection with such matters, will be consistent with the ultimate outcome of such proceedings or claims. In particular, the marketing of food products has come under increased scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive marketing under federal, state and foreign laws or regulations, including claims relating to the presence of heavy metals in food products. Additionally, the independent contractor distribution model, which is used in our Snacks segment, has also come under increased regulatory scrutiny. Our independent contractor distribution model has also been the subject of various class and individual lawsuits in recent years. In the event we are unable to successfully defend ourselves against these proceedings or claims, or if our assessment of the materiality of these proceedings or claims proves inaccurate, our business or financial results may be adversely affected. In addition, our reputation could be damaged by allegations made in proceedings or claims (even if untrue).
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
There is an increased focus by foreign, federal, state and local regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies, and sustainability. Increased compliance costs and expenses due to the impacts of climate change and additional legal or regulatory requirements regarding climate change or designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment may cause disruptions in, or an increase in the costs associated with, the running of our manufacturing facilities and our business, as well as increase distribution and supply chain costs. Moreover, compliance with any such legal or regulatory requirements may require us to make significant changes in our business operations and strategy, which will likely require us to devote substantial time and attention to these matters and cause us to incur additional costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties or potential litigation if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations.
Additionally, we might fail to effectively address increased attention from the media, stockholders, activists and other stakeholders on climate change and related environmental sustainability matters. Such failure, or the perception that we have failed to act responsibly regarding climate change, whether or not valid, could result in adverse publicity and negatively affect our business and reputation. Moreover, from time to time we establish and publicly announce goals and commitments, including to reduce our impact on the environment. For example, in 2022, we established science-based targets for Scope 1, 2 and 3 greenhouse gas emissions. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, the pace of changes in technology, the availability of requisite financing and the availability of suppliers that can meet our sustainability and other standards. If we fail to achieve, or are perceived to have failed or been delayed in achieving, or improperly report our progress toward achieving these goals and commitments, it could negatively affect consumer preference for our products or investor confidence in our stock, as well as expose us to enforcement actions and litigation.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are company-owned and located in Camden, New Jersey. The following table sets forth our principal manufacturing facilities and the reportable segment that primarily uses each of the facilities:
Inside the U.S.

Arizona	Massachusetts	Pennsylvania
Goodyear (S)	Hyannis (S)	Denver (S)
California	North Carolina	Downingtown (S)
Dixon (MB)	Charlotte (S)	Hanover (S)
Stockton (MB)	Maxton (MB)	Texas
Connecticut	Ohio	Paris (MB)
Bloomfield (S)	Ashland (S)	Utah
Florida	Napoleon (MB)	Richmond (S)
Lakeland (S)	Willard (S)	Wisconsin
Illinois	Oregon	Beloit (S)
Downers Grove (S)	Salem (S)	Franklin (S)
Indiana	Tualatin (MB)	Milwaukee (MB)
Jeffersonville (S)
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
Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The section below provides information regarding our executive officers as of September 14, 2022:

Name, Present Title & Business Experience	Age	Year First Appointed Executive Officer
Mick J. Beekhuizen, Executive Vice President and Chief Financial Officer. Executive Vice President and Chief Financial Officer, Chobani LLC (2016-2019). Executive Vice President and Chief Financial Officer, Education Management Corporation (2013-2016).	46	2020
Adam G. Ciongoli, Executive Vice President, General Counsel and Chief Sustainability, Corporate Responsibility and Governance Officer. Executive Vice President and General Counsel, Lincoln Financial Group (2012-2015).	54	2015
Mark A. Clouse, President and Chief Executive Officer. Chief Executive Officer, Pinnacle Foods, Inc. (2016-2018). Chief Commercial Officer (2016) and Executive Vice President and Chief Growth Officer (2014-2016), Mondelez International, Inc.	54	2019
Christopher D. Foley, Executive Vice President and President, Meals & Beverages. We have employed Mr. Foley in an executive or managerial capacity for at least five years.	50	2019
Diane Johnson May, Executive Vice President and Chief Human Resources Officer. Senior Vice President, People and Culture, Manpower Group (2020-2021). Executive Vice President, Chief Human Resources Officer, Brookdale Senior Living (2019-2020). Managing Vice President, The Deli Source, Inc. (2017-2019).	64	2022
Valerie J. Oswalt, Executive Vice President and President, Snacks. Chief Executive Officer, Century Snacks (2018-2020). President, Mondelez North America Confections (2017-2018). President, Mondelez North America Sales (2015-2017).	49	2020
Daniel L. Poland, Executive Vice President and Chief Supply Chain Officer. Chief Operating Officer, KIND Snacks (2019-2021). Executive Vice President and Chief Supply Chain Officer, Pinnacle Foods, Inc. (2018-2019). Chief Supply Chain Officer - North American Operations, Danone (2016-2017).	59	2022
Anthony J. Sanzio, Executive Vice President and Chief Communications Officer. We have employed Mr. Sanzio in an executive or managerial capacity for at least five years.	55	2022
Craig S. Slavtcheff, Executive Vice President, Chief R&D and Innovation Officer. We have employed Mr. Slavtcheff in an executive or managerial capacity for at least five years.	55	2019

PART II
Item 5. Market for Registrant’s Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Capital Stock
Our capital stock is traded on the New York Stock Exchange under the symbol "CPB." On September 14, 2022, there were 299,364,411 holders of record of our capital stock.
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
The following graph compares the cumulative total shareholder return (TSR) on our stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (the S&P 500) and the Standard & Poor’s Packaged Foods Index (the S&P Packaged Foods Group). The graph assumes that $100 was invested on July 28, 2017, in each of our stock, the S&P 500 and the S&P Packaged Foods Group, and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on July 31, 2022.

250
225
200
175
150
125
100
75
50
25
0
DOLLARS
2017
2018
2019
2020
2021
2022
Campbell
S&P 500
S&P Packaged Foods Group

* Stock appreciation plus dividend reinvestment.

	2017	2018	2019	2020	2021	2022
Campbell	100	80	83	103	94	110
S&P 500	100	116	127	140	192	183
S&P Packaged Foods Group	100	93	102	111	119	135

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
5/2/22 - 5/31/22	—	$—	—	$598
6/1/22 - 6/30/22	1,117,289	$46.05	1,117,289	$547
7/1/22 - 7/29/22	—	$—	—	$547
Total	1,117,289	$46.05	1,117,289	$547
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
In 2022, we delivered solid full-year results while advancing our strategic plan in a volatile macroeconomic environment. During 2022, we navigated through a challenging environment marked by supply chain pressures, particularly around labor and high inflation. We enhanced and accelerated our recruiting efforts and hiring and onboarding processes, which improved our ability to meet sustained consumer demand. Our improved supply chain execution combined with inflation-driven pricing, continued supply chain productivity improvements and cost savings initiatives partially mitigated ongoing inflationary pressures experienced in 2022. We expect that inflation will continue to be a headwind in 2023. In addition, we expect a pre-tax headwind of approximately $35 million in 2023 related to lower net periodic pension and postretirement benefit income.
Strategy
Our strategy is to unlock our full growth potential by focusing on our core brands in two divisions within North America while delivering on the promise of our purpose - Connecting people through food they love. Our strategic plan is based on four pillars: build a winning team and culture; accelerate profitable growth; fuel investments and margins with targeted cost savings; and deliver on the promise of our purpose all as further discussed below.
We plan to continue our focus on building a winning team and culture by investing in our employee experience and improving employee engagement, prioritizing our inclusion and diversity strategy and investing in strategic capabilities and digitization that support our core brands in North America. In addition, we plan to continue to deliver on the promise of our purpose with consumer transparency initiatives, progress on our sustainability goals and strengthening our connection to the communities in which we operate.
We believe that we can accelerate our profitable growth model by growing market share and driving integrated business planning programming throughout the company. We expect to grow market share through the development of more consumer-

oriented product quality, marketing and innovation plans and prioritizing growth channels and retailers within our defined portfolio roles. In addition, we expect to continue to focus on accelerating the growth of our Snacks brands while also sustaining the growth in U.S. soup and our other core brands. We expect that changes in consumer behavior driven by the COVID-19 pandemic will continue to support ongoing elevated consumer demand for food at home, relative to pre-pandemic levels. We plan to capitalize on this opportunity by addressing evolving consumer needs through our unique and differentiated portfolio.
We also expect to fuel investments and margins by continuing to focus on mitigating the effects of inflation. We implemented price increases beginning in 2022 and continue to pursue our multi-year cost savings initiatives with targeted annualized cost savings of $1 billion for continuing operations by the end of 2025, with $850 million in synergies and run-rate cost savings achieved through 2022. See "Restructuring Charges and Cost Savings Initiatives" for additional information on these initiatives.
Business Trends
Our businesses are being influenced by a variety of trends that we anticipate will continue in the future, including: cost inflation; changing consumer preferences; and a competitive and dynamic retail environment.
Our strategy is designed, in part, to capture growing consumer preferences for snacking and convenience. For example, we believe that consumers are changing their eating habits by increasing the type and frequency of snacks they consume and are continuing in-home eating behaviors that were driven by the COVID-19 pandemic.
Retailers continue to use their buying power and negotiating strength to seek increased promotional programs funded by their suppliers and more favorable terms, including customized products funded by their suppliers. Any consolidations among retailers would continue to create large and sophisticated customers that may further this trend. Retailers also continue to grow and promote store brands that compete with branded products, especially on price.
Throughout 2022 we experienced elevated demand for our retail products versus pre-pandemic levels, but volumes were lower than fiscal 2021. In the first half of the year we experienced lower net sales due primarily to supply constraints based on materials availability and in the second half of the year, although supply significantly improved volumes declined due to inflation-driven pricing actions. We anticipate that demand related to at-home food consumption will remain elevated through 2023.
We also anticipate that 2023 will continue to be a dynamic macroeconomic environment, and expect input cost inflation to continue. We will continue to take actions to mitigate a portion of this inflationary pressure, but we do not expect such benefits will fully offset the incremental costs in 2023. Based on benefit obligations and plan assets as of July 31, 2022, net periodic pension and postretirement benefit income excluding any actuarial losses or gains is estimated to be approximately $35 million lower in 2023, subject to the impact of interim remeasurements. The decrease in 2023 is due to increases in discount rates used to determine the benefit obligations and a decline in the market value of plan assets.
Business Divestitures
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
There were 52 weeks in 2022 and 2021. There were 53 weeks in 2020.
•Net sales increased 1% in 2022 to $8.562 billion as inflation-driven pricing and sales allowances were partially offset by volume declines, the impact from the divestiture of the Plum baby food and snack business and increased promotional spending. Volumes declined primarily due to supply constraints driven by labor and materials availability and price elasticities.
•Gross profit, as a percent of sales, decreased to 30.7% in 2022 from 33.2% a year ago. The decrease was primarily due to higher cost inflation, mark-to-market adjustments on outstanding undesignated commodity hedges and unfavorable volume/mix, partially offset by inflation-driven pricing actions and supply chain productivity improvements.
•Earnings per share from continuing operations were $2.51 in 2022, compared to $3.30 a year ago. The current year included expenses of $.34 and the prior year included gains of $.45 per share from items impacting comparability as discussed below.
Net Earnings attributable to Campbell Soup Company - 2022 Compared with 2021
The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•In 2022, we recognized actuarial losses on our pension and postretirement plans in Other expenses / (income) of $44 million ($33 million after tax, or $.11 per share). In 2021, we recognized actuarial gains in Other expenses / (income) of $203 million ($155 million after tax, or $.51 per share);
•In 2022, we recognized losses in Cost of products sold of $59 million ($44 million after tax, or $.15 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. In 2021, we recognized gains in Cost of products sold of $50 million ($38 million after tax, or $.12 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges;
•We implemented several cost savings initiatives in recent years. In 2022, we recorded Restructuring charges of $5 million and implementation costs and other related costs of $20 million in Administrative expenses, $5 million in Cost of products sold and $1 million in Marketing and selling expenses (aggregate impact of $24 million after tax, or $.08 per share) related to these initiatives. In 2021, we recorded Restructuring charges of $21 million and implementation costs and other related costs of $28 million in Administrative expenses, $3 million in Cost of products sold and $1 million in Marketing and selling expenses (aggregate impact of $40 million after tax, or $.13 per share) related to these initiatives. See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;
•In 2022, we recorded a loss in Interest expense of $4 million ($3 million after tax, or $.01 per share) on the extinguishment of debt;
•In 2021, we recorded a loss in Other expenses / (income) of $11 million (and a gain of $3 million after tax, or $.01 per share) on the sale of our Plum baby food and snacks business; and
•In 2021, we recorded a $19 million ($.06 per share) deferred tax charge in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance, Inc. (Snyder's-Lance).
The items impacting comparability are summarized below:

	2022		2021
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$757	$2.51	$1,008	$3.30
Loss from discontinued operations	$—	$—	$(6)	$(.02)
Net earnings attributable to Campbell Soup Company(1)	$757	$2.51	$1,002	$3.29

Continuing operations:
Pension and postretirement actuarial gains (losses)	$(33)	$(.11)	$155	$.51
Commodity mark-to-market gains (losses)	(44)	(.15)	38	.12
Restructuring charges, implementation costs and other related costs	(24)	(.08)	(40)	(.13)
Loss on debt extinguishment	(3)	(.01)	—	—
Gain associated with divestiture	—	—	3	.01
Deferred tax charge	—	—	(19)	(.06)
Impact of items on Earnings from continuing operations(1)	$(104)	$(.34)	$137	$.45
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.

Earnings from continuing operations were $757 million ($2.51 per share) in 2022, compared to $1.008 billion ($3.30 per share) in 2021. After adjusting for items impacting comparability, earnings from continuing operations decreased reflecting lower gross profit, lower other income and higher administrative expenses, mostly offset by lower marketing and selling expenses, lower interest expense and a lower effective tax rate. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding.
See "Discontinued Operations" for additional information.
Net Earnings attributable to Campbell Soup Company - 2021 Compared with 2020
In addition to the 2021 items that impacted comparability of Net earnings discussed above, the following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•In 2020, we recognized actuarial losses on our pension and postretirement plans in Other expenses / (income) of $164 million ($125 million after tax, or $.41 per share);
•In 2020, we recognized gains in Cost of products sold of $2 million ($2 million after tax, or $.01 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges;
•In 2020, we recorded Restructuring charges of $9 million and implementation costs and other related costs of $48 million in Administrative expenses, $9 million in Cost of products sold, $2 million in Marketing and selling expenses and $1 million in Research and development expenses (aggregate impact of $52 million after tax, or $.17 per share) related to the cost savings initiatives discussed above. See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;
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
Discontinued Operations
•In 2020, we recognized net gains of $1.039 billion ($1 billion after tax, or $3.29 per share) associated with the sale of Campbell International.

The items impacting comparability are summarized below:

	2021		2020
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$1,008	$3.30	$592	$1.95
Earnings (loss) from discontinued operations	$(6)	$(.02)	$1,036	$3.41
Net earnings attributable to Campbell Soup Company(1)	$1,002	$3.29	$1,628	$5.36

Continuing operations:
Pension and postretirement actuarial gains (losses)	$155	$.51	$(125)	$(.41)
Commodity mark-to-market gains	38	.12	2	.01
Restructuring charges, implementation costs and other related costs	(40)	(.13)	(52)	(.17)
Gains (charges) associated with divestitures	3	.01	(37)	(.12)
Deferred tax charge	(19)	(.06)	—	—
Investment losses	—	—	(35)	(.12)
Loss on debt extinguishment	—	—	(57)	(.19)
Impact of items on Earnings from continuing operations	$137	$.45	$(304)	$(1.00)

Discontinued operations:
Gains associated with divestitures	$—	$—	$1,000	$3.29
Impact of items on Earnings (loss) from discontinued operations	$—	$—	$1,000	$3.29
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Earnings from continuing operations were $1.008 billion ($3.30 per share) in 2021, compared to $592 million ($1.95 per share) in 2020. After adjusting for items impacting comparability, earnings from continuing operations decreased reflecting a lower gross profit margin and sales volume declines, partially offset by lower marketing and selling expenses, lower interest expense and higher other income. The additional week contributed approximately $.04 per share to Earnings from continuing operations in 2020.
See "Discontinued Operations" for additional information.
DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

				% Change
(Millions)	2022	2021	2020	2022/2021	2021/2020
Meals & Beverages	$4,607	$4,621	$4,747	—	(3)
Snacks	3,955	3,855	3,944	3	(2)
	$8,562	$8,476	$8,691	1	(2)

An analysis of percent change of net sales by reportable segment follows:

2022 versus 2021	Meals & Beverages(2)	Snacks(2)	Total(2)
Volume and mix	(6)%	(6)%	(6)%
Price and sales allowances	8	8	8
Decreased/(increased) promotional spending(1)	(2)	—	(1)
Divestiture	(1)	—	(1)
	—%	3%	1%

2021 versus 2020	Meals & Beverages	Snacks(2)	Total(2)
Volume and mix	(2)%	(1)%	(2)%
Price and sales allowances	—	—	—
Decreased/(increased) promotional spending(1)	1	1	1
Divestiture	—	(1)	—
Estimated impact of 53rd week	(2)	(2)	(2)
	(3)%	(2)%	(2)%
__________________________________________
(1)Represents revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In 2022, Meals & Beverages sales were comparable with prior year. Excluding the impact from the divestiture of the Plum baby food and snacks business, sales increased primarily due to increases in U.S. soup and foodservice, partially offset by declines in V8 beverages. Inflation-driven pricing and sales allowances were partially offset by increased promotional spending. Volume decreased primarily due to supply constraints driven by labor and materials availability and price elasticities. Sales of U.S. soup increased 3%, due to increases in ready-to-serve soups, condensed soups and broth.
In 2021, Meals & Beverages sales decreased 3%. Excluding the impact of the 53rd week, sales decreased primarily due to declines in foodservice, partially offset by gains in V8 beverages. Foodservice sales were negatively impacted by shifts in consumer behavior and continued COVID-19 related restrictions. Including a 1-point impact from the additional week, sales of U.S. soup decreased 1% due to declines in condensed soups and ready-to-serve soups, partially offset by gains in broth.
In 2022, Snacks sales increased 3% driven by sales of our power brands which increased 7%. Sales increased due to increases in cookies and crackers, primarily Goldfish crackers, and in salty snacks, primarily Snyder’s of Hanover pretzels and Kettle Brand potato chips which more than offset declines in Late July snacks, partially offset by declines in non-core businesses. Inflation-driven pricing and sales allowances were partly offset by volume declines. Volumes declined driven by supply constraints due to labor and materials availability and price elasticities.
In 2021, Snacks sales decreased 2%. Excluding the impact of the 53rd week and the divestiture of the European chips business, sales were comparable driven by volume declines mostly offset by lower levels of promotional spending. Declines in partner brands and Lance sandwich crackers were mostly offset by gains in salty snacks, including Late July snacks and Snyder's of Hanover pretzels, and in Goldfish crackers. Partner brands consist of third-party branded products that we sell.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $184 million in 2022 from 2021 and decreased by $188 million in 2021 from 2020. As a percent of sales, gross profit was 30.7% in 2022, 33.2% in 2021 and 34.5% in 2020.

The 250 basis-point decrease and the 130 basis-point decrease in gross profit margin in 2022 and 2021, respectively, were due to the following factors:

	Margin Impact
	2022	2021
Cost inflation, supply chain costs and other factors(1)	(810)	(320)
Volume/mix(2)	(130)	(40)
Lower/(higher) level of promotional spending	(50)	80
Productivity improvements	130	150
Price and sales allowances	610	(10)
Lower restructuring-related costs	—	10
	(250)	(130)
__________________________________________
(1)2022 includes an estimated positive margin impact of 30 basis points from the benefit of cost savings initiatives, which was more than offset by cost inflation and other factors, including a 130 basis-point impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. 2021 includes an estimated positive margin impact of a 60 basis-point benefit from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges and 50 basis points from the benefit of cost savings initiatives, which were more than offset by cost inflation and other factors.
(2)Includes the impact of operating leverage.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 8.6% in 2022, 9.6% in 2021 and 10.9% in 2020. Marketing and selling expenses decreased 10% in 2022 from 2021. The decrease was primarily due to lower advertising and consumer promotion expense (approximately 10 points). The reduction in advertising and consumer promotion expense was primarily due to supply constraints.
Marketing and selling expenses decreased 14% in 2021 from 2020. The decrease was primarily due to lower advertising and consumer promotion expense (approximately 7 points); increased benefits from cost savings initiatives (approximately 2 points); lower incentive compensation (approximately 2 points); lower selling expenses (approximately 1 point) and lower costs related to marketing overhead (approximately 1 point). The decrease in advertising and consumer promotion expense was primarily due to elevated levels in 2020.
Administrative Expenses
Administrative expenses as a percent of sales were 7.2% in 2022, 7.1% in 2021 and 7.2% in 2020. Administrative expenses increased 3% in 2022 from 2021. The increase was primarily due to expenses related to the settlement of certain legal claims (approximately 3 points) and higher general administrative costs (approximately 3 points), partially offset by increased benefits from cost savings initiatives (approximately 3 points).
Administrative expenses decreased 4% in 2021 from 2020. The decrease was primarily due to lower incentive compensation (approximately 4 points); lower costs associated with cost savings initiatives (approximately 3 points); increased benefits from cost savings initiatives (approximately 2 points) and higher charitable contributions in 2020 (approximately 2 points), partially offset by higher information technology costs (approximately 4 points); higher inflation and other factors (approximately 2 points) and higher benefit-related costs (approximately 1 point).
Other Expenses / (Income)
Other expenses in 2022 included the following:
•$41 million of amortization of intangible assets; and
•$23 million of net periodic benefit income, including pension and postretirement actuarial losses of $44 million.
Other income in 2021 included the following:
•$285 million of net periodic benefit income, including pension and postretirement actuarial gains of $203 million;
•$27 million of income from transition services fees;
•$42 million of amortization of intangible assets; and
•$11 million loss on the sale of the Plum baby food and snacks business.

Other expenses in 2020 included the following:
•$73 million of net periodic benefit expense, including pension and postretirement actuarial losses of $164 million;
•$64 million loss on the sale of the European chips business;
•$45 million loss on Acre;
•$43 million of amortization of intangible assets; and
•$10 million of income from transition services fees.
Operating Earnings
Segment operating earnings decreased 3% in 2022 from 2021 and decreased 6% in 2021 from 2020.
An analysis of operating earnings by segment follows:

				% Change
(Millions)	2022	2021	2020	2022/2021	2021/2020
Meals & Beverages	$874	$922	$1,009	(5)	(9)
Snacks	517	514	525	1	(2)
	1,391	1,436	1,534	(3)	(6)
Corporate income (expense)	(223)	130	(418)
Restructuring charges(1)	(5)	(21)	(9)
Earnings before interest and taxes	$1,163	$1,545	$1,107
__________________________________________
(1)See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages decreased 5% in 2022 versus 2021. The decrease was primarily due to lower gross profit and higher administrative expenses, partially offset by lower marketing and selling expenses. Gross profit margin declined driven by higher cost inflation and other supply chain costs as well as higher levels of promotional spending and unfavorable volume/mix, partially offset by the impact of pricing actions and supply chain productivity improvements.
Operating earnings from Meals & Beverages decreased 9% in 2021 versus 2020. The decrease was primarily due to a lower gross profit margin and sales volume declines, partially offset by lower marketing and selling expenses and administrative expenses. Gross profit performance was impacted by higher cost inflation and other supply chain costs, as well as unfavorable volume/mix, partially offset by supply chain productivity improvements and lower levels of promotional activity.
Operating earnings from Snacks increased 1% in 2022 versus 2021. The increase was primarily due to lower marketing and selling expenses and slightly higher gross profit, partially offset by higher administrative expenses due to the settlement of certain legal claims.
Operating earnings from Snacks decreased 2% in 2021 versus 2020. The decrease primarily due to a lower gross profit margin and sales volume declines, partially offset by lower marketing and selling expenses. Gross profit performance was impacted by higher cost inflation and other supply chain costs, as well as unfavorable volume/mix, partially offset by supply chain productivity improvements and cost savings initiatives as well as lower levels of promotional spending.
Corporate expense in 2022 included the following:
•$59 million of unrealized mark-to-market losses on outstanding undesignated commodity hedges;
•$44 million of pension and postretirement actuarial losses; and
•costs of $26 million related to cost savings initiatives.
Corporate income in 2021 included the following:
•$203 million of pension and postretirement actuarial gains;
•$50 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges;
•costs of $32 million related to the cost savings initiatives; and
•a loss of $11 million from the sale of the Plum baby food and snacks business.
Corporate expense in 2020 included the following:
•$164 million of pension and postretirement actuarial losses;

•a loss of $64 million from the sale of the European chips business;
•costs of $60 million related to the cost savings initiatives;
•a loss of $45 million on Acre; and
•$2 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges.
Interest Expense
Interest expense decreased to $189 million in 2022 from $210 million in 2021. The decrease in interest expense was primarily due to lower levels of debt, partially offset by a loss on extinguishment of debt of $4 million in 2022.
Interest expense decreased to $210 million in 2021 from $345 million in 2020. The decrease in interest expense was due to a loss on extinguishment of debt of $75 million in 2020 and lower levels of debt.
Taxes on Earnings
The effective tax rate was 22.4% in 2022, 24.6% in 2021 and 22.7% in 2020.
The decrease in the effective tax rate in 2022 from 2021 was primarily due to a $19 million deferred tax charge recognized in the second quarter of 2021 in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance and state income tax law changes.
The increase in the effective rate in 2021 from 2020 was primarily due to the $19 million deferred tax charge recognized in the second quarter of 2021 and a $27 million tax benefit on the $64 million loss on the sale of the European chips business in 2020.
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
A summary of charges recorded in Earnings from continuing operations related to these initiatives is as follows:

(Millions, except per share amounts)	2022	2021	2020	Recognized as of July 31, 2022
Restructuring charges	$5	$21	$9	$264
Administrative expenses	20	28	48	359
Cost of products sold	5	3	9	84
Marketing and selling expenses	1	1	2	14
Research and development expenses	—	—	1	4
Total pre-tax charges	$31	$53	$69	$725

Aggregate after-tax impact	$24	$40	$52
Per share impact	$.08	$.13	$.17

A summary of the pre-tax costs in Earnings from continuing operations associated with the initiatives is as follows:

(Millions)	Recognized as of July 31, 2022
Severance pay and benefits	$227
Asset impairment/accelerated depreciation	82
Implementation costs and other related costs	416
Total	$725
The total estimated pre-tax costs for actions associated with continuing operations that have been identified to date are approximately $735 million to $740 million and we expect to incur the costs through 2023. These estimates will be updated as the expanded initiatives are developed.
We expect the costs for actions associated with continuing operations that have been identified to date to consist of the following: approximately $230 million in severance pay and benefits; approximately $85 million in asset impairment and accelerated depreciation; and approximately $420 million to $425 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 31%; Snacks - approximately 44%; and Corporate - approximately 25%.
Of the aggregate $735 million to $740 million of pre-tax costs associated with continuing operations identified to date, we expect approximately $635 million to $640 million will be cash expenditures. In addition, we expect to invest approximately $445 million in capital expenditures through 2023, of which we invested $440 million as of July 31, 2022. The capital expenditures primarily relate to a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of information technology infrastructure and applications and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives for actions associated with continuing operations, once all phases are implemented, to generate annual ongoing savings of approximately $1 billion by the end of 2025. As of July 31, 2022, we have generated total program-to-date pre-tax savings of $850 million.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

(Millions)	2022	Costs Incurred to Date
Meals & Beverages	$2	$225
Snacks	22	321
Corporate	7	179
Total	$31	$725
See Note 7 to the Consolidated Financial Statements for additional information.
Discontinued Operations
We completed the sale of our Kelsen business on September 23, 2019, for $322 million. We also completed the sale of the Arnott’s and other international operations on December 23, 2019, for $2.286 billion. The purchase price was subject to certain post-closing adjustments, which resulted in $4 million of additional proceeds in the third quarter of 2020. Beginning in the fourth quarter of 2019, we have reflected the results of operations of the Kelsen business and the Arnott’s and other international operations, or Campbell International, as discontinued operations in the Consolidated Statements of Earnings for all periods presented. These businesses were historically included in the Snacks reportable segment.

Results of discontinued operations were as follows:

(Millions)	2020
Net sales	$359

Earnings before taxes from operations	$53
Taxes on earnings from operations	17
Gain on sales of businesses / costs associated with selling the businesses	1,039
Tax expense on sales / costs associated with selling the businesses	39
Earnings from discontinued operations	$1,036
In addition, in the third quarter of 2021, we recognized a $6 million loss due to tax expense from return-to-provision adjustments related to the sale of Campbell International.
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
We generated cash flows from operations of $1.181 billion in 2022, compared to $1.035 billion in 2021. The increase in 2022 was primarily due to changes in working capital, partially offset by lower cash earnings.
We generated cash flows from operations of $1.035 billion in 2021, compared to $1.396 billion in 2020. The decline in 2021 was primarily due changes in working capital, mostly from a significant increase in accounts payable in the prior year and lower accrued liabilities in the current year.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements. We had negative working capital of $923 million as of July 31, 2022, and $119 million as of August 1, 2021. Total debt maturing within one year was $814 million as of July 31, 2022, and $48 million as of August 1, 2021.
Capital expenditures were $242 million in 2022, $275 million in 2021 and $299 million in 2020. Capital expenditures are expected to total approximately $325 million in 2023. Capital expenditures in 2022 included improvement of the quality and cost structure of the Snyder's-Lance manufacturing network, the continued implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance and cookie and cracker capacity expansion for our Snacks business. Capital expenditures in 2021 included the continued implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, chip capacity expansion projects, a Milano cookie capacity expansion project and a Goldfish cracker capacity expansion project. Capital expenditures in 2020 included implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, a Milano cookie capacity expansion project, chip capacity expansion projects and a Goldfish cracker capacity expansion project.
In Snacks, we have a direct-store-delivery distribution model that uses independent contractor distributors. In order to maintain and expand this model, we routinely purchase and sell routes. The purchase and sale proceeds of the routes are reflected in investing activities.
We completed the sale of our Kelsen business on September 23, 2019, for $322 million. On September 30, 2019, we repaid $399 million of our senior unsecured term loan facility using net proceeds from the Kelsen sale and the issuance of commercial paper. In addition, on October 11, 2019, we completed the sale of our European chips business for £63 million, or $77 million.
We completed the sale of the Arnott’s and other international operations on December 23, 2019, for $2.286 billion. The purchase price was subject to certain post-closing adjustments, which resulted in $4 million of additional proceeds in the third quarter of 2020. We used the net proceeds from the sale to reduce our debt through a series of actions. On December 31, 2019, we repaid the $100 million outstanding balance on our senior unsecured term loan facility. On January 22, 2020, we completed the redemption of all $500 million outstanding aggregate principal amount of our 4.25% Senior Notes due 2021. On January 24, 2020, we settled tender offers to purchase $1.2 billion in aggregate principal amount of certain unsecured debt, comprising $329 million of 3.30% Senior Notes due 2021, $634 million of 3.65% Senior Notes due 2023, and $237 million of 3.80% Senior Notes due 2043. Except for the $237 million of 3.80% Senior Notes due 2043, the Senior Notes settled under the tender offer were issued in connection with our acquisition of Snyder’s-Lance. The consideration for the redemption and the tender offers was $1.765 billion, including $65 million of premium. We recognized a loss of $75 million (including $65 million of premium, fees and other costs paid with the tender offers and unamortized debt issuance costs), which was recorded in Interest expense in the Consolidated Statement of Earnings. In addition, we paid accrued and unpaid interest on the purchased notes through the dates of settlement. The net divestiture proceeds remaining after these debt reduction activities were used to reduce commercial paper borrowings.
On May 3, 2021, we completed the sale of our Plum baby food and snacks business for $101 million.
Dividend payments were $451 million in 2022, $439 million in 2021 and $426 million in 2020. Annual dividends declared were $1.48 per share in 2022, $1.46 per share in 2021 and $1.40 per share in 2020. The 2022 fourth quarter dividend was $.37 per share. The declaration of dividends is subject to the discretion of our Board and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board deems relevant to its analysis and decision making.
In June 2021, the Board authorized an anti-dilutive share repurchase program of up to $250 million (June 2021 program) to offset the impact of dilution from shares issued under our stock compensation programs. The June 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the anti-dilutive program may be made in open-market or privately negotiated transactions. In September 2021, the Board approved a strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. In 2022, we repurchased 3.8 million shares at a cost of $167 million. Of this amount, $42 million was used to repurchase shares pursuant to our June 2021 program and $125 million was used to repurchase share pursuant to our September 2021 program. As of July 31, 2022, approximately $172 million remained available under the June 2021 program and approximately $375 million remained under the September 2021 program. In 2021, we repurchased approximately 1 million shares at a cost of $36 million. See Note 16 to the Consolidated Financial Statements and "Market for Registrant's Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities" for additional information.
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
On April 24, 2020, we issued senior unsecured notes in an aggregate principal amount of $1 billion, consisting of $500 million aggregate principal amount of notes bearing interest at a fixed rate of 2.375% per annum, due April 24, 2030, and $500 million aggregate principal amount of notes bearing interest at a fixed rate of 3.125% per annum, due April 24, 2050. On May 1, 2020, we used $300 million of the net proceeds to repay $300 million of borrowings outstanding under a revolving credit facility.
As of July 31, 2022, we had $814 million of short-term borrowings due within one year, of which $235 million was comprised of commercial paper borrowings. As of July 31, 2022, we issued $32 million of standby letters of credit. On November 2, 2020, we entered into a committed revolving credit facility totaling $1.85 billion scheduled to mature on November 2, 2023. On September 27, 2021, we replaced the facility with a new $1.85 billion committed revolving facility that matures on September 27, 2026. This facility remained unused at July 31, 2022, except for $1 million of standby letters of credit that we issued under it. The facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the credit facility) of not less than 3.25:1.00, measured quarterly, and customary events of default for credit facilities of this type. Loans under this facility will bear interest at the rates specified in the facility, which vary based on the type of loan and certain other customary conditions. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
Contractual Obligations
We have short- and long-term material cash requirements related to our contractual obligations that arise in the normal course of business. In addition to principal and interest payments on our outstanding debt obligations, our contractual obligations primarily consist of purchase commitments, lease payments and pension and postretirement benefits.
See Note 12 to the Consolidated Financial Statements for a summary of our principal payments for short-term borrowings and long-term debt obligations as of July 31, 2022. Interest payments for short-term borrowings and long-term debt as of July 31, 2022 are approximately as follows: $165 million in 2023; $290 million in 2024 through 2025; $220 million in 2026 through 2027; and $1.2 billion from 2028 through maturity.
Purchase commitments represent purchase orders and long-term purchase arrangements related to the procurement of ingredients, supplies, machinery, equipment and services. As of July 31, 2022, purchase commitments totaled approximately $1.535 billion. Approximately $1.27 billion of these purchase commitments will be settled in the ordinary course of business in the next 12 months and the balance of $265 million from 2024 through 2027.
See Note 10 to the Consolidated Financial Statements for a summary of our lease obligations as of July 31, 2022.
As of July 31, 2022, we recognized a pension liability of $120 million and a postretirement benefit obligation of $172 million. As of July 31, 2022, we also recognized a pension asset of $146 million based on the funded status of certain plans. See Note 9 to the Consolidated Financial Statements and "Significant Accounting Estimates" for further discussion of our pension and postretirement benefit obligations.
Off-Balance Sheet Arrangements and Other Commitments
We guarantee approximately 4,800 bank loans made to independent contractor distributors by third-party financial institutions for the purchase of distribution routes. The maximum potential amount of the future payments under existing guarantees we could be required to make is $500 million as of July 31, 2022. Our guarantees are indirectly secured by the distribution routes. We do not expect that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed.
These obligations and commitments impact our liquidity and capital resource needs. We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
MARKET RISK SENSITIVITY
The principal market risks to which we are exposed are changes in foreign currency exchange rates, interest rates and commodity prices. In addition, we are exposed to equity price changes related to certain deferred compensation obligations. We manage our foreign currency exposures by utilizing foreign exchange forward contracts. We enter into foreign exchange forward contracts for periods consistent with related underlying exposures, and the contracts do not constitute positions independent of those exposures. We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and we may utilize interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, natural gas, soybean oil, aluminum, cocoa, corn, soybean meal and butter. We do not enter into derivative contracts for speculative purposes and do not use leveraged instruments.
The information below summarizes our market risks associated with significant financial instruments as of July 31, 2022. Fair values included herein have been determined based on quoted market prices or pricing models using current market rates. The information presented below should be read in conjunction with Notes 12, 13 and 15 to the Consolidated Financial Statements.
We are exposed to foreign currency exchange risk, primarily the Canadian dollar, related to third-party transactions and intercompany transactions. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The notional amounts of the contracts as of July 31, 2022, and August 1, 2021, were $153 million and $147 million, respectively. The aggregate fair value of all contracts was a gain of $2 million as of July 31, 2022, and a loss of $2 million as of August 1, 2021. A hypothetical 10% fluctuation in exchange rates would impact the fair value of our outstanding foreign exchange contracts by $17 million as of July 31, 2022, and as of August 1, 2021, which would generally be offset by inverse changes on the underlying hedged items.
As of July 31, 2022, we had outstanding variable-rate debt of $235 million with an average interest rate of 2.63%. As of August 1, 2021, we had outstanding variable-rate debt of $37 million with an average interest rate of 0.22%. A hypothetical

100-basis-point increase in average interest rates applied to our variable-rate debt balances throughout 2022 and 2021 would have increased annual interest expense in those years by approximately $1 million and $3 million, respectively.
As of July 31, 2022, we had outstanding fixed-rate debt of $4.609 billion with a weighted average interest rate of 3.76%. As of August 1, 2021, we had outstanding fixed-rate debt of $5.059 billion with an average interest rate of 3.65%. The fair value of fixed-rate debt was $4.402 billion as of July 31, 2022 and $5.576 billion as of August 1, 2021. As of July 31, 2022, and August 1, 2021, a hypothetical 100-basis-point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $274 million and $399 million, respectively, while a hypothetical 100-basis-point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $318 million and $463 million, respectively. The impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
We enter into commodity futures, options and swap contracts, and a supply contract under which prices for certain raw materials are established based on anticipated volume requirements to reduce the volatility of price fluctuations for commodities. As of July 31, 2022, the total notional amount of the contracts was $296 million, and the aggregate fair value of these contracts was a loss of $7 million. As of August 1, 2021, the total notional amount of these contracts was $246 million, and the aggregate fair value of these contracts was a gain of $53 million. A hypothetical 10% fluctuation in commodity prices would impact the fair value of our outstanding commodity contracts by approximately $30 million as of July 31, 2022, and as of August 1, 2021, which would generally be offset by inverse changes on the underlying hedged items.
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Vanguard Extended Market Index Plus Fund, the Vanguard Institutional Index Institutional Plus Fund, the Vanguard Short-Term Bond Index Fund and the Vanguard Total International Stock Index Fund. Prior to 2022, we had entered into swap contracts which hedged a portion of exposures linked to the total return of our capital stock. As of July 31, 2022, and August 1, 2021, we no longer hedge our exposure linked to the total return of our capital stock. The notional amount of the contracts was $50 million as of July 31, 2022, and $29 million as of August 1, 2021. The fair value of these contracts was a loss of $4 million as of July 31, 2022, and a gain of $3 million as of August 1, 2021. A hypothetical 10% fluctuation in equity price changes would impact the fair value of our outstanding swap contracts by $5 million as of July 31, 2022, and $3 million as of August 1, 2021, which would generally be offset by inverse changes on the underlying hedged items.
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
Trade and consumer promotion programs — We offer various sales incentive programs to customers and consumers, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees and coupons. The mix between these forms of variable consideration, which are classified as reductions in revenue and recognized upon sale, and advertising or other marketing activities, which are classified as marketing and selling expenses, fluctuates between periods based on our overall marketing plans. The measurement and recognition of the costs for trade and consumer promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors, including expected volume. Typically, programs that are offered have a very short duration. Historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual financial statements. Differences between estimates and actual costs are recognized as a change in estimate in a subsequent period. However, actual expenses may differ if the level of redemption rates and performance were to vary from estimates. Accrued trade and consumer promotion liabilities as of July 31, 2022 and August 1, 2021 were $141 million and $121 million, respectively.
Valuation of long-lived assets — Fixed assets and amortizable intangible assets are reviewed for impairment as events or changes in circumstances occur indicating that the carrying value of the asset may not be recoverable. Undiscounted cash flow analyses are used to determine if impairment exists. If impairment is determined to exist, the loss is calculated based on estimated fair value.
Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually in the fourth quarter for impairment, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable.
Goodwill is tested for impairment at the reporting unit level. A reporting unit represents an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test. Fair value is determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average costs of capital and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. An impairment charge is recognized for the amount by which the carrying value of the reporting unit exceeds fair value, limited to the amount of goodwill in the reporting unit.
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
As of July 31, 2022, the carrying value of goodwill was $3.979 billion. Based on our assessments, all of our reporting units had fair values that significantly exceeded carrying values.
As of July 31, 2022, the carrying value of indefinite-lived trademarks was $2.549 billion as detailed below:

(Millions)
Snyder's of Hanover	$620
Lance	350
Kettle Brand	318
Pace	292
Pacific Foods	280
Various other Snacks(1)	689
Total	$2,549
_____________________________________
(1)Associated with the acquisition of Snyder's-Lance.
As of the 2022 impairment testing, indefinite-lived trademarks with 10% or less of excess coverage of fair value over carrying value had an aggregate carrying value of $434 million and included Pacific Foods and certain other Snacks trademarks. Although assumptions are generally interdependent and do not change in isolation, sensitivities to changes are provided below. Holding all other assumptions in our 2022 impairment testing constant, changes in the assumptions below would reduce fair value of trademarks and result in impairment charges of approximately:

(Millions)	Snyder's of Hanover	Lance	Kettle Brand	Pace	Pacific Foods	Various Other Snacks
1% increase in the weighted-average cost of capital	$—	$—	$(15)	$—	$(30)	$(25)
1% reduction in revenue growth	$—	$—	$—	$—	$(5)	$(15)
1% decrease in royalty rate	$—	$—	$(5)	$—	$(30)	$(60)
While the 1% changes in assumptions would not result in impairment charges on certain trademarks as indicated above, some changes would reduce the excess coverage of fair value over carrying value to less than 10% for the Lance and Pace trademarks.
The estimates of future cash flows used in impairment testing are made at a point in time, involve considerable management judgment, and are based upon assumptions about expected future operating performance, assumed royalty rates, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The actual cash flows could differ materially from management’s estimates due to changes in business conditions, operating performance and economic conditions. If assumptions are not achieved or market conditions decline, potential impairment charges could result. We will continue to monitor the valuation of our long-lived assets.
See also Note 5 to the Consolidated Financial Statements for additional information on goodwill and intangible assets.
Pension and postretirement benefits — We provide certain pension and postretirement benefits to employees and retirees. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, turnover rates and health care trend rates. Independent actuaries, in accordance with accounting principles generally accepted in the United States, perform the required calculations to determine expense. Actuarial gains and losses are recognized immediately in Other expenses / (income) in the Consolidated Statements of

Earnings as of the measurement date, which is our fiscal year end, or more frequently if an interim remeasurement is required. We use the fair value of plan assets to calculate the expected return on plan assets.
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
The expected return on plan assets is a long-term assumption based upon historical experience and expected future performance, considering our current and projected investment mix. This estimate is based on an estimate of future inflation, long-term projected real returns for each asset class and a premium for active management. Within any given fiscal period, significant differences may arise between the actual return and the expected return on plan assets. Gains and losses resulting from differences between actual experience and the assumptions are determined at each measurement date.
As of July 31, 2022, we recognized a pension liability of $120 million and a postretirement benefit obligation of $172 million. As of July 31, 2022, we also recognized a pension asset of $146 million based on the funded status of certain plans.
Net periodic pension and postretirement benefit expense (income) and actuarial losses (gains) included within net periodic pension and benefit expense (income) were as follows:

(Millions)	2022	2021	2020
Total net periodic pension and postretirement benefit expense (income)	$(7)	$(267)	$93
Actuarial losses (gains)	$44	$(203)	$164
The actuarial losses recognized in 2022 were primarily due to losses on plan assets, partially offset by increases in discount rates used to determine the benefit obligation. The actuarial gains recognized in 2021 were primarily due to higher than anticipated investment gains on plan assets and increases in discount rates used to determine the benefit obligation. The actuarial losses recognized in 2020 were primarily due to decreases in discount rates used to determine the benefit obligation, partially offset by higher than anticipated investment gains on plan assets.
Based on benefit obligations and plan assets as of July 31, 2022, net periodic pension and postretirement benefit income excluding any actuarial losses or gains is estimated to be approximately $35 million lower in 2023, subject to the impact of interim remeasurements. The decrease in 2023 is due to increases in discount rates used to determine the benefit obligations and a decline in the market value of plan assets.
Significant weighted-average assumptions as of the end of the year were as follows:

	2022	2021	2020
Pension
Discount rate for benefit obligations	4.58%	2.69%	2.47%
Expected return on plan assets	6.40%	5.82%	6.01%
Postretirement
Discount rate for obligations	4.48%	2.37%	2.15%
Based on benefit obligations and plan assets as of July 31, 2022, estimated sensitivities to 2023 annual net periodic pension and postretirement cost are as follows:
•a 50-basis-point increase in the discount rate would result in expense of approximately $6 million and would result in an immediate actuarial gain recognition of approximately $69 million;
•a 50-basis-point decline in the discount rate would result in income of approximately $6 million and would result in an immediate actuarial loss recognition of approximately $76 million; and
•a 50-basis-point reduction in the estimated return on assets assumption would result in expense of approximately $8 million.
There were no contributions to pension plans in 2022, and $2 million in 2021 and 2020. Contributions to pension plans are not expected to be material in 2023.
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

Item 8. Financial Statements and Supplementary Data

CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(millions, except per share amounts)

	2022	2021	2020
	52 weeks	52 weeks	53 weeks
Net sales	$8,562	$8,476	$8,691
Costs and expenses
Cost of products sold	5,935	5,665	5,692
Marketing and selling expenses	734	817	947
Administrative expenses	617	598	622
Research and development expenses	87	84	93
Other expenses / (income)	21	(254)	221
Restructuring charges	5	21	9
Total costs and expenses	7,399	6,931	7,584
Earnings before interest and taxes	1,163	1,545	1,107
Interest expense	189	210	345
Interest income	1	1	4
Earnings before taxes	975	1,336	766
Taxes on earnings	218	328	174
Earnings from continuing operations	757	1,008	592
Earnings (loss) from discontinued operations	—	(6)	1,036
Net earnings	757	1,002	1,628
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—
Net earnings attributable to Campbell Soup Company	$757	$1,002	$1,628
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$2.51	$3.33	$1.96
Earnings (loss) from discontinued operations	—	(.02)	3.43
Net earnings attributable to Campbell Soup Company	$2.51	$3.31	$5.39
Weighted average shares outstanding — basic	301	303	302
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$2.51	$3.30	$1.95
Earnings (loss) from discontinued operations	—	(.02)	3.41
Net earnings attributable to Campbell Soup Company(1)	$2.51	$3.29	$5.36
Weighted average shares outstanding — assuming dilution	302	305	304
(1) Sum of the individual amounts may not add due to rounding.
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(millions)

	2022			2021			2020
	52 weeks			52 weeks			53 weeks
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings			$757			$1,002			$1,628
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(6)	$—	(6)	$12	$—	12	$(1)	$—	(1)
Reclassification of currency translation adjustments realized upon disposal of business	—	—	—	—	—	—	206	4	210
Cash-flow hedges:
Unrealized gains (losses) arising during period	17	(3)	14	(5)	1	(4)	3	(1)	2
Reclassification adjustment for losses (gains) included in net earnings	(12)	2	(10)	8	(1)	7	—	—	—
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(1)	—	(1)	(5)	1	(4)	(28)	6	(22)
Other comprehensive income (loss)	$(2)	$(1)	(3)	$10	$1	11	$180	$9	189
Total comprehensive income (loss)			$754			$1,013			$1,817
Total comprehensive income (loss) attributable to noncontrolling interests			—			(4)			1
Total comprehensive income (loss) attributable to Campbell Soup Company			$754			$1,017			$1,816
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(millions, except per share amounts)

	July 31, 2022	August 1, 2021
Current assets
Cash and cash equivalents	$109	$69
Accounts receivable, net	541	595
Inventories	1,246	933
Other current assets	67	98
Total current assets	1,963	1,695
Plant assets, net of depreciation	2,343	2,370
Goodwill	3,979	3,981
Other intangible assets, net of amortization	3,198	3,239
Other assets	409	449
Total assets	$11,892	$11,734
Current liabilities
Short-term borrowings	$814	$48
Payable to suppliers and others	1,334	1,070
Accrued liabilities	621	576
Dividends payable	114	115
Accrued income taxes	3	5
Total current liabilities	2,886	1,814
Long-term debt	3,996	5,010
Deferred taxes	1,074	1,051
Other liabilities	603	705
Total liabilities	8,559	8,580
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	415	414
Earnings retained in the business	4,040	3,742
Capital stock in treasury, at cost	(1,138)	(1,021)
Accumulated other comprehensive income (loss)	2	5
Total Campbell Soup Company shareholders' equity	3,331	3,152
Noncontrolling interests	2	2
Total equity	3,333	3,154
Total liabilities and equity	$11,892	$11,734
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(millions)

	2022	2021	2020
	52 weeks	52 weeks	53 weeks
Cash flows from operating activities:
Net earnings	$757	$1,002	$1,628
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	5	21	9
Stock-based compensation	59	64	61
Pension and postretirement benefit expense (income)	(7)	(267)	93
Depreciation and amortization	337	317	328
Deferred income taxes	21	137	(6)
Net loss (gain) on sales of businesses	—	11	(975)
Loss on extinguishment of debt	4	—	75
Investment losses	—	—	49
Other	88	86	101
Changes in working capital, net of divestitures
Accounts receivable	48	(20)	(30)
Inventories	(314)	(77)	(20)
Other current assets	25	(28)	(3)
Accounts payable and accrued liabilities	200	(164)	145
Other	(42)	(47)	(59)
Net cash provided by operating activities	1,181	1,035	1,396
Cash flows from investing activities:
Purchases of plant assets	(242)	(275)	(299)
Purchases of route businesses	(1)	(2)	(11)
Sales of route businesses	2	10	11
Sales of businesses, net of cash divested	—	101	2,537
Proceeds from sale of investment	—	—	30
Other	11	8	4
Net cash provided by (used in) investing activities	(230)	(158)	2,272
Cash flows from financing activities:
Short-term borrowings, including commercial paper and revolving line of credit	1,173	320	5,617
Short-term repayments, including commercial paper and revolving line of credit	(997)	(580)	(6,909)
Long-term borrowings	—	—	1,000
Long-term repayments	—	(921)	(499)
Dividends paid	(451)	(439)	(426)
Treasury stock purchases	(167)	(36)	—
Treasury stock issuances	3	2	23
Payments related to tax withholding for stock-based compensation	(18)	(15)	(12)
Payments related to extinguishment of debt	(453)	—	(1,769)
Payments of debt issuance costs	—	—	(12)
Net cash used in financing activities	(910)	(1,669)	(2,987)
Effect of exchange rate changes on cash	(1)	2	(1)
Net change in cash and cash equivalents	40	(790)	680
Cash and cash equivalents — beginning of period (including discontinued operations)	69	859	179
Less cash and cash equivalents discontinued operations - end of period	—	—	—
Cash and cash equivalents — end of period	$109	$69	$859
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 28, 2019	323	$12	(22)	$(1,076)	$372	$1,993	$(198)	$9	$1,112
Net earnings (loss)						1,628		—	1,628
Divestiture								(4)	(4)
Other comprehensive income (loss)							188	1	189
Dividends ($1.40 per share)						(428)			(428)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			1	53	22	(3)			72
Balance at August 2, 2020	323	12	(21)	(1,023)	394	3,190	(10)	6	2,569
Net earnings (loss)						1,002		—	1,002
Other comprehensive income (loss)							15	(4)	11
Dividends ($1.46 per share)						(444)			(444)
Treasury stock purchased			(1)	(36)					(36)
Treasury stock issued under management incentive and stock option plans			1	38	20	(6)			52
Balance at August 1, 2021	323	12	(21)	(1,021)	414	3,742	5	2	3,154
Net earnings (loss)						757		—	757
Other comprehensive income (loss)							(3)	—	(3)
Dividends ($1.48 per share)						(451)			(451)
Treasury stock purchased			(4)	(167)					(167)
Treasury stock issued under management incentive and stock option plans			1	50	1	(8)			43
Balance at July 31, 2022	323	$12	(24)	$(1,138)	$415	$4,040	$2	$2	$3,333
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1.Summary of Significant Accounting Policies
In this Report, unless otherwise stated, the terms "we," "us," "our" and the "company" refer to Campbell Soup Company and its consolidated subsidiaries.
We are a manufacturer and marketer of high-quality, branded food and beverage products.
Basis of Presentation — The consolidated financial statements include our accounts and entities in which we maintain a controlling financial interest and a variable interest entity (VIE) for which we were the primary beneficiary. Intercompany transactions are eliminated in consolidation. Our fiscal year ends on the Sunday nearest July 31. There were 52 weeks in 2022 and 2021, and 53 weeks in 2020.
Discontinued Operations — We present discontinued operations when there is a disposal of a component or a group of components that in our judgment represents a strategic shift that will have a major effect on our operations and financial results. We aggregate the results of operations for discontinued operations into a single line item in the Consolidated Statements of Earnings for all periods presented. General corporate overhead is not allocated to discontinued operations. See Note 3 for additional information.
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
Goodwill and Intangible Assets — Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually in the fourth quarter for impairment, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable.
Goodwill is tested for impairment at the reporting unit level. A reporting unit represents an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test. Fair value is determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average costs of capital and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. An impairment charge is recognized for the amount by which the carrying value of the reporting unit exceeds fair value, limited to the amount of goodwill in the reporting unit.
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
See Note 5 for more information.
Leases — We determine if an agreement is or contains a lease at inception by evaluating if an identified asset exists that we control for a period of time. When a lease exists, we record a right-of-use (ROU) asset and a corresponding lease liability on our Consolidated Balance Sheet. ROU assets represent our right to use an underlying asset for the lease term and the corresponding liabilities represent an obligation to make lease payments during the term. We have elected not to record leases with a term of 12 months or less on our Consolidated Balance Sheet.
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
For finance leases, the amortization of ROU lease assets is recognized on a straight-line basis over the shorter of the estimated useful life of the underlying asset or the lease term in Cost of products sold, Marketing and selling expenses, or Administrative expenses depending on the nature of the leased item. Interest expense on finance lease obligations is recorded using the effective interest method over the lease term and is recorded in Interest expense.
All operating lease cash payments and interest on finance leases are recorded within Net cash provided by operating activities and all finance lease principal payments are recorded within Net cash used in financing activities in our Consolidated Statements of Cash Flows.
See Note 10 for more information.
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
2. Recent Accounting Pronouncements
Recently Adopted
In August 2018, the Financial Accounting Standards Board (FASB) issued guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. We adopted the guidance in the first quarter of 2021. The adoption did not have a material impact on our consolidated financial statements.
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
Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued guidance that provides optional expedients and exceptions for a limited period of time for accounting for contracts, hedging relationships and other transactions affected by the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. Optional expedients can be applied from March 12, 2020, through December 31, 2022. The adoption is not expected to have a material impact on our consolidated financial statements.
3. Divestitures
Discontinued Operations
We completed the sale of our Kelsen business on September 23, 2019, for $322 million. We also completed the sale of our Arnott’s business and certain other international operations, including the simple meals and shelf-stable beverages businesses in Australia and Asia Pacific (the Arnott's and other international operations), on December 23, 2019, for $2.286 billion. The purchase price was subject to certain post-closing adjustments, which resulted in $4 million of additional proceeds in the third quarter of 2020. Beginning in the fourth quarter of 2019, we have reflected the results of operations of the Kelsen business and the Arnott’s and other international operations (collectively referred to as Campbell International) as discontinued operations in the Consolidated Statements of Earnings for all periods presented. These businesses were historically included in the Snacks reportable segment.

Results of discontinued operations were as follows:

(Millions)	2020
Net sales	$359

Earnings before taxes from operations	$53
Taxes on earnings from operations	17
Gain on sales of businesses / costs associated with selling the businesses	1,039
Tax expense on sales / costs associated with selling the businesses	39
Earnings from discontinued operations	$1,036
In addition, in the third quarter of 2021, we recognized a $6 million loss due to tax expense from return-to-provision adjustments related to the sale of Campbell International.
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
The significant operating non-cash items, capital expenditures and sale proceeds of discontinued operations were as follows:

(Millions)	2020
Cash flows from discontinued operating activities:
Net gain on sales of discontinued operations businesses	$(1,039)

Cash flows from discontinued investing activities:
Capital expenditures	$30
Sales of discontinued operations businesses, net of cash divested	2,466
Other Divestitures
On October 11, 2019, we completed the sale of our European chips business for £63 million, or $77 million. The pre-tax loss recognized in the first quarter of 2020 on the sale was $64 million, which included the impact of allocated goodwill and foreign currency translation adjustments. For tax purposes, we were able to use the capital loss on this sale to offset a portion of the capital gain from the sale of the Arnott's and other international operations. The after-tax loss was $37 million. The European chips business had net sales of $25 million in 2020. Earnings from the business were not material. The results of the European chips business through the date of sale were reflected in continuing operations within the Snacks reportable segment.
On May 3, 2021, we completed the sale of our Plum baby food and snacks business for $101 million. The purchase agreement contained customary representations, warranties, indemnifications and other obligations between us and the buyer. In addition, we have agreed to indemnify the buyer for certain claims against the Plum baby food and snacks business alleging the presence of heavy metals in the products manufactured or sold on or prior to May 2, 2021, that were pending at the time of closing of the transaction or are asserted within two years thereafter. We recognized a pre-tax loss of $11 million and an after-tax gain on the sale of $3 million. The business had net sales of $68 million in 2021 and $104 million in 2020. Earnings were not material in the periods. The results of the business through the date of sale were reflected in continuing operations within the Meals & Beverages reportable segment.

4. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	Foreign Currency Translation Adjustments(1)	Cash-Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 28, 2019	$(218)	$(9)	$29	$(198)
Other comprehensive income (loss) before reclassifications	(2)	2	—	—
Losses (gains) reclassified from accumulated other comprehensive income (loss)(4)	210	—	(22)	188
Net current-period other comprehensive income (loss)	208	2	(22)	188
Balance at August 2, 2020	$(10)	$(7)	$7	$(10)
Other comprehensive income (loss) before reclassifications	16	(4)	—	12
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	7	(4)	3
Net current-period other comprehensive income (loss)	16	3	(4)	15
Balance at August 1, 2021	$6	$(4)	$3	$5
Other comprehensive income (loss) before reclassifications	(6)	14	—	8
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(10)	(1)	(11)
Net current-period other comprehensive income (loss)	(6)	4	(1)	(3)
Balance at July 31, 2022	$—	$—	$2	$2
_____________________________________
(1)Included no tax as of July 31, 2022, August 1, 2021, and August 2, 2020, and a tax expense of $4 million as of July 28, 2019.
(2)Included no tax as of July 31, 2022, and a tax benefit of $1 million as of August 1, 2021 and August 2, 2020, and $2 million as of July 28, 2019.
(3)Included a tax expense of $1 million as of July 31, 2022 and August 1, 2021, $2 million as of August 2, 2020, and $8 million as of July 28, 2019.
(4)Reflects the reclassification from sale of businesses. See Note 3 for additional information.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	2022	2021	2020	Location of Loss (Gain) Recognized in Earnings
Foreign currency translation adjustments:
Currency translation losses (gains) realized upon disposal of businesses	$—	$—	$23	Other expenses / (income)
Currency translation losses (gains) realized upon disposal of businesses	—	—	183	Earnings (loss) from discontinued operations
Total before tax	—	—	206
Tax expense (benefit)	—	—	4
Loss (gain), net of tax	$—	$—	$210

Losses (gains) on cash-flow hedges:
Commodity contracts	$(14)	$—	$—	Cost of products sold
Foreign exchange forward contracts	1	6	(2)	Cost of products sold
Foreign exchange forward contracts	—	1	—	Other expenses / (income)
Foreign exchange forward contracts	—	—	1	Earnings (loss) from discontinued operations
Forward starting interest rate swaps	1	1	1	Interest expense
Total before tax	(12)	8	—
Tax expense (benefit)	2	(1)	—
Loss (gain), net of tax	$(10)	$7	$—

Pension and postretirement benefit adjustments:
Prior service credit	$(1)	$(5)	$(28)	Other expenses / (income)
Tax expense (benefit)	—	1	6
Loss (gain), net of tax	$(1)	$(4)	$(22)

5. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill:

(Millions)	Meals & Beverages	Snacks	Total
Net balance at August 2, 2020	$975	$3,011	$3,986
Divestiture(1)	(12)	—	(12)
Foreign currency translation adjustment	7	—	7
Net balance at August 1, 2021	$970	$3,011	$3,981
Amounts reclassified due to segment change(2)	25	(25)	—
Foreign currency translation adjustment	(2)	—	(2)
Net balance at July 31, 2022	$993	$2,986	$3,979
_____________________________________
(1)See Note 3 for additional information on the sale of the Plum baby and snack foods business.
(2)See Note 6 for additional information.
Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill:

	2022			2021
(Millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$830	$(181)	$649	$830	$(140)	$690
Non-amortizable intangible assets
Trademarks			2,549			2,549
Total net intangible assets			$3,198			$3,239
Amortization of intangible assets in Earnings from continuing operations was $41 million for 2022, $42 million for 2021 and $43 million for 2020. As of July 31, 2022, amortizable intangible assets had a weighted-average remaining useful life of 16 years. Amortization expense for the next five years is estimated to be approximately $41 million per year.
The carrying values of indefinite-lived trademarks as of July 31, 2022 and August 1, 2021, are detailed below:

(Millions)
Snyder's of Hanover	$620
Lance	350
Kettle Brand	318
Pace	292
Pacific Foods	280
Various other Snacks(1)	689
Total	$2,549
_____________________________________
(1)Associated with the acquisition of Snyder's-Lance, Inc. (Snyder's-Lance).
As of the 2022 impairment testing, indefinite-lived trademarks with 10% or less of excess coverage of fair value over carrying value had an aggregate carrying value of $434 million and included Pacific Foods and certain other Snacks trademarks.
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

6. Segment Information
Our reportable segments are as follows:
•Meals & Beverages, which consists of our soup, simple meals and beverages products in retail and foodservice in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; V8 juices and beverages; and Campbell’s tomato juice. The segment also includes snacking products in foodservice and Canada. The segment included the results of our Plum baby food and snacks business, which was sold on May 3, 2021; and
•Snacks, which consists of Pepperidge Farm cookies*, crackers, fresh bakery and frozen products, including Goldfish crackers*, Snyder’s of Hanover pretzels*, Lance sandwich crackers*, Cape Cod potato chips*, Kettle Brand potato chips*, Late July snacks*, Snack Factory pretzel crisps*, Pop Secret popcorn, Emerald nuts, and other snacking products in retail in the U.S. Beginning in 2022, we refer to the * brands as our "power brands." The segment includes the retail business in Latin America. The segment also included the results of our European chips business, which was sold on October 11, 2019.
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
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 22% of consolidated net sales from continuing operations in 2022, and 21% in 2021 and 2020. Both of our reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates.

(Millions)	2022	2021	2020
Net sales
Meals & Beverages	$4,607	$4,621	$4,747
Snacks	3,955	3,855	3,944
Total	$8,562	$8,476	$8,691

(Millions)	2022	2021	2020
Earnings before interest and taxes
Meals & Beverages	$874	$922	$1,009
Snacks	517	514	525
Corporate income (expense)(1)	(223)	130	(418)
Restructuring charges(2)	(5)	(21)	(9)
Total	$1,163	$1,545	$1,107

(Millions)	2022	2021	2020
Depreciation and amortization
Meals & Beverages	$131	$128	$134
Snacks	185	169	175
Corporate(3)	21	20	19
Total	$337	$317	$328

(Millions)	2022	2021	2020
Capital expenditures
Meals & Beverages	$76	$61	$52
Snacks	120	153	153
Corporate(3)	46	61	64
Discontinued operations	—	—	30
Total	$242	$275	$299
_______________________________________
(1)Represents unallocated items. Pension and postretirement actuarial gains and losses are included in Corporate. There were actuarial losses of $44 million in 2022, gains of $203 million in 2021, and losses of $164 million in 2020, respectively. Costs related to the cost savings initiatives were $26 million, $32 million and $60 million in 2022, 2021 and 2020, respectively. Unrealized mark-to-market adjustments on outstanding undesignated commodity hedges were losses of $59 million in 2022, gains of $50 million in 2021, and gains of $2 million in 2020, respectively. A loss of $11 million on the sale of the Plum baby food and snacks business was included in 2021. A loss of $64 million on the sale of our European chips business was included in 2020. A loss of $45 million on Acre Venture Partners, L.P. (Acre) was included in 2020. See Note 14 for additional information on Acre.
(2)See Note 7 for additional information.
(3)Represents primarily corporate offices and enterprise-wide information technology systems.
Our net sales based on product categories are as follows:

(Millions)	2022	2021	2020
Net sales
Soup	$2,615	$2,568	$2,653
Snacks	4,103	3,989	4,099
Other simple meals	1,091	1,134	1,184
Beverages	753	785	755
Total	$8,562	$8,476	$8,691
Soup includes various soup, broths and stock products. Snacks include cookies, pretzels, crackers, popcorn, nuts, potato chips, tortilla chips and other salty snacks and baked products. Other simple meals include sauces, gravies, pasta, beans, canned poultry and Plum products through May 3, 2021, when the business was sold. Beverages include V8 juices and beverages, Campbell's tomato juice and Pacific Foods non-dairy beverages.
We are a North American focused company with over 90% of our net sales and long-lived assets related to our U.S. operations.

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
A summary of the pre-tax charges recorded in Earnings from continuing operations related to these initiatives is as follows:

(Millions)	2022	2021	2020	Recognized as of July 31, 2022
Restructuring charges	$5	$21	$9	$264
Administrative expenses	20	28	48	359
Cost of products sold	5	3	9	84
Marketing and selling expenses	1	1	2	14
Research and development expenses	—	—	1	4
Total pre-tax charges	$31	$53	$69	$725
A summary of the pre-tax costs in Earnings from continuing operations associated with the initiatives is as follows:

(Millions)	Recognized as of July 31, 2022
Severance pay and benefits	$227
Asset impairment/accelerated depreciation	82
Implementation costs and other related costs	416
Total	$725
The total estimated pre-tax costs for actions associated with continuing operations that have been identified are approximately $735 million to $740 million and we expect to incur the costs through 2023. These estimates will be updated as the expanded initiatives are developed.
We expect the costs for actions associated with continuing operations that have been identified to date to consist of the following: approximately $230 million in severance pay and benefits; approximately $85 million in asset impairment and accelerated depreciation; and approximately $420 million to $425 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 31%; Snacks - approximately 44%; and Corporate - approximately 25%.
Of the aggregate $735 million to $740 million of pre-tax costs associated with continuing operations identified to date, we expect approximately $635 million to $640 million will be cash expenditures. In addition, we expect to invest approximately $445 million in capital expenditures through 2023, of which we invested $440 million as of July 31, 2022. The capital expenditures primarily relate to a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of information technology infrastructure and applications and optimization of the Snyder’s-Lance warehouse and distribution network.
A summary of the restructuring activity and related reserves associated with continuing operations at July 31, 2022, is as follows:

(Millions)	Severance Pay and Benefits	Implementation Costs and Other Related Costs(3)	Asset Impairment/Accelerated Depreciation	Other Non-Cash Exit Costs(4)	Total Charges
Accrued balance at August 2, 2020(1)	$15
2021 charges	6	27	15	5	$53
2021 cash payments	(14)
Accrued balance at August 1, 2021(2)	$7
2022 charges	5	26	—	—	$31
2022 cash payments	(5)
Accrued balance at July 31, 2022	$7
_______________________________________
(1)Includes $3 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(2)Includes $1 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(3)Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet. The costs are included in Administrative expenses, Cost of products sold and Marketing and selling expenses in the Consolidated Statements of Earnings.
(4)Includes non-cash costs that are not reflected in the restructuring reserve in the Consolidated Balance Sheet.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

(Millions)	2022	Costs Incurred to Date
Meals & Beverages	$2	$225
Snacks	22	321
Corporate	7	179
Total	$31	$725
In addition, in the second quarter of 2021, we recorded a $19 million deferred tax charge in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance.
8. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for 2022, 2021 and 2020 excludes approximately 1 million stock options that would have been antidilutive.
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
Determining net periodic benefit expense (income) is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, turnover rates and health care trend rates. Actuarial gains and losses are recognized immediately in Other expenses / (income) in the Consolidated Statements of Earnings as of the measurement date, which is our fiscal year end, or more frequently if an interim remeasurement is required. We use the fair value of plan assets to calculate the expected return on plan assets.

Components of net periodic benefit expense (income) were as follows:

	Pension
(Millions)	2022	2021	2020
Service cost	$16	$18	$19
Interest cost	49	41	65
Expected return on plan assets	(118)	(122)	(134)
Amortization of prior service cost	—	—	—
Actuarial losses (gains)	80	(197)	141
Net periodic benefit expense (income)	$27	$(260)	$91
The components of net periodic benefit expense (income) other than the service cost component associated with continuing operations are included in Other expenses / (income) in the Consolidated Statements of Earnings.
The actuarial losses recognized in 2022 were primarily due to losses on plan assets, partially offset by increases in discount rates used to determine the benefit obligation. The actuarial gains recognized in 2021 were primarily due to higher than anticipated investment gains on plan assets and increases in discount rates used to determine the benefit obligation. The actuarial losses recognized in 2020 were primarily due to decreases in discount rates used to determine the benefit obligation, partially offset by higher than anticipated investment gains on plan assets.
Net periodic benefit expense (income) associated with discontinued operations was not material in 2020.

	Postretirement
(Millions)	2022	2021	2020
Service cost	$—	$—	$1
Interest cost	3	4	6
Amortization of prior service credit	(1)	(5)	(28)
Actuarial losses (gains)	(36)	(6)	23
Net periodic benefit expense (income)	$(34)	$(7)	$2
The components of net periodic benefit expense (income) other than the service cost component associated with continuing operations are included in Other expenses / (income) in the Consolidated Statements of Earnings.
The actuarial gains recognized in 2022 and 2021 were primarily due to increases in discount rates used to determine the benefit obligation. The actuarial losses recognized in 2020 were primarily due to decreases in discount rates used to determine the benefit obligation.
Change in benefit obligation:

	Pension		Postretirement
(Millions)	2022	2021	2022	2021
Obligation at beginning of year	$2,186	$2,366	$222	$244
Service cost	16	18	—	—
Interest cost	49	41	3	4
Actuarial loss (gain)	(310)	(43)	(36)	(6)
Benefits paid	(106)	(152)	(17)	(20)
Settlements	(89)	(53)	—	—
Other	(6)	(2)	—	—
Foreign currency adjustment	(3)	11	—	—
Benefit obligation at end of year	$1,737	$2,186	$172	$222

Change in the fair value of pension plan assets:

(Millions)	2022	2021
Fair value at beginning of year	$2,220	$2,120
Actual return on plan assets	(272)	276
Employer contributions	—	2
Benefits paid	(92)	(138)
Settlements	(89)	(53)
Foreign currency adjustment	(4)	13
Fair value at end of year	$1,763	$2,220
Net amounts recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
(Millions)	2022	2021	2022	2021
Other assets	$146	$190	$—	$—
Accrued liabilities	13	14	19	23
Other liabilities	107	142	153	199
Net amounts recognized asset / (liability)	$26	$34	$(172)	$(222)
Amounts recognized in accumulated other comprehensive income (loss) consist of:

(Millions)	Pension		Postretirement
	2022	2021	2022	2021
Prior service credit (cost)	$(1)	$(1)	$4	$5
The change in amounts recognized in accumulated other comprehensive income (loss) associated with postretirement benefits was due to amortization in 2022 and 2021.
The following table provides information for pension plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets:

(Millions)	2022	2021
Projected benefit obligation	$120	$156
Accumulated benefit obligation	$118	$154
Fair value of plan assets	$—	$—
The accumulated benefit obligation for all pension plans was $1.716 billion at July 31, 2022, and $2.159 billion at August 1, 2021.
Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2022	2021	2022	2021
Discount rate	4.58%	2.69%	4.48%	2.37%
Rate of compensation increase	3.23%	3.23%	3.25%	3.25%
Interest crediting rate	4.00%	4.00%	Not applicable
Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	Pension
	2022	2021	2020
Discount rate	3.13%	2.47%	3.46%
Expected return on plan assets	5.82%	6.01%	6.85%
Rate of compensation increase	3.23%	3.23%	3.20%
Interest crediting rate	4.00%	4.00%	4.00%

The discount rate is established as of the measurement date. In establishing the discount rate, we review published market indices of high-quality debt securities, adjusted as appropriate for duration. In addition, independent actuaries apply high-quality bond yield curves to the expected benefit payments of the plans. The expected return on plan assets is a long-term assumption based upon historical experience and expected future performance, considering our current and projected investment mix. This estimate is based on an estimate of future inflation, long-term projected real returns for each asset class and a premium for active management.
The discount rate used to determine net periodic postretirement expense was 2.37% in 2022, 2.15% in 2021, and 3.28% in 2020.
Assumed health care cost trend rates at the end of the year:

	2022	2021
Health care cost trend rate assumed for next year	6.50%	6.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	4.50%
Year that the rate reaches the ultimate trend rate	2027	2025
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
Our year-end pension plan weighted-average asset allocations by category were:

	Strategic Target	2022	2021
Equity securities	33%	34%	36%
Debt securities	60%	59%	57%
Real estate and other	7%	7%	7%
Total	100%	100%	100%
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

The following table presents our pension plan assets by asset category at July 31, 2022, and August 1, 2021:

	Fair Value as of July 31, 2022	Fair Value Measurements at July 31, 2022 Using Fair Value Hierarchy			Fair Value as of August 1, 2021	Fair Value Measurements at August 1, 2021 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Short-term investments	$33	$27	$6	$—	$43	$41	$2	$—
Equities:
U.S.	78	75	3	—	106	100	6	—
Non-U.S.	162	162	—	—	234	233	1	—
Corporate bonds:
U.S.	571	—	571	—	723	—	723	—
Non-U.S.	119	—	119	—	138	—	138	—
Government and agency bonds:
U.S.	224	—	224	—	198	—	198	—
Non-U.S.	20	—	20	—	33	—	33	—
Municipal bonds	19	—	19	—	29	—	29	—
Mortgage and asset backed securities	15	—	15	—	10	—	10	—
Real estate	4	2	—	2	5	2	—	3
Hedge funds	11	—	—	11	30	—	—	30
Derivative assets	10	—	10	—	6	—	6	—
Derivative liabilities	(5)	—	(5)	—	(3)	—	(3)	—
Total assets at fair value	$1,261	$266	$982	$13	$1,552	$376	$1,143	$33
Investments measured at net asset value:
Short-term investments	$27				$26
Commingled equity funds	307				438
Commingled fixed income funds	87				117
Real estate	99				87
Hedge funds	14				34
Total investments measured at net asset value:	$534				$702
Other items to reconcile to fair value	(32)				(34)
Total pension plan assets at fair value	$1,763				$2,220
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

Real estate — Real estate investments consist of real estate investment trusts, property funds and limited partnerships. Real estate investment trusts are classified as Level 1 and are valued based on quoted market prices. Property funds are classified as either Level 2 or Level 3 depending upon whether liquidity is limited or there are few observable market participant transactions. Property funds are valued based on third party appraisals. Limited partnerships are valued based upon valuations provided by the general partners of the funds. The values of limited partnerships are based upon an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sales transactions with third parties, expected cash flows and market-based information, including comparable transactions and performance multiples among other factors. The investments are classified as Level 3 since the valuation is determined using unobservable inputs. Real estate investments valued at net asset value are included as a reconciling item to the fair value table.
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
Other items to reconcile to fair value of plan assets included amounts due for securities sold, amounts payable for securities purchased and other payables.
The following table summarizes the changes in fair value of Level 3 investments for the years ended July 31, 2022, and August 1, 2021:

(Millions)	Real Estate	Hedge Funds	Total
Fair value at August 1, 2021	$3	$30	$33
Actual return on plan assets	—	1	1
Purchases, sales and settlements, net	(1)	(20)	(21)
Transfers out of Level 3	—	—	—
Fair value at July 31, 2022	$2	$11	$13

(Millions)	Real Estate	Hedge Funds	Total
Fair value at August 2, 2020	$3	$31	$34
Actual return on plan assets	—	2	2
Purchases, sales and settlements, net	—	(3)	(3)
Transfers out of Level 3	—	—	—
Fair value at August 1, 2021	$3	$30	$33

Estimated future benefit payments are as follows:

(Millions)	Pension	Postretirement
2023	$168	$20
2024	$155	$18
2025	$147	$17
2026	$142	$15
2027	$138	$15
2028-2032	$619	$62
The estimated future benefit payments include payments from funded and unfunded plans.
We do not expect contributions to pension plans to be material in 2023.
Defined Contribution Plans — We sponsor a 401(k) Retirement Plan that covers substantially all U.S. employees and provide a matching contribution of 100% of employee contributions up to 4% of eligible compensation. In addition, for employees not eligible to participate in defined benefit plans that we sponsor, we provide a contribution equal to 3% of eligible compensation regardless of their participation in the 401(k) Retirement Plan. Through December 31, 2019, all Snyder's-Lance U.S. employees were eligible to participate in a 401(k) retirement plan sponsored by Snyder's-Lance that provided participants with matching contributions equal to 100% of the first 4% and 50% of the next 1% of eligible compensation. As of January 1, 2020, Snyder's-Lance employees were transitioned to the 401(k) Retirement Plan and receive the same contributions under the 401(k) Retirement Plan noted above. Amounts charged to Costs and expenses of continuing operations were $69 million in 2022, $64 million in 2021 and $62 million in 2020.
10. Leases
We lease warehouse and distribution facilities, office space, manufacturing facilities, equipment and vehicles, primarily through operating leases.
Leases recorded on our Consolidated Balance Sheet have remaining terms primarily from 1 to 13 years.
Our fleet leases generally include residual value guarantees that are assessed at lease inception in determining ROU assets and corresponding liabilities. No other significant restrictions or covenants are included in our leases.
The components of lease costs were as follows:

(Millions)	2022	2021	2020
Operating lease cost	$79	$80	$81
Finance lease - amortization of ROU assets	17	6	2
Short-term lease cost	56	48	39
Variable lease cost(1)	202	201	172
Sublease income	—	(2)	(3)
Total(2)	$354	$333	$291
__________________________________________
(1)Includes labor and other overhead included in our service contracts with embedded leases.
(2)Total lease cost in 2020 included $4 million related to discontinued operations.

The following table summarizes the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
(Millions)	Balance Sheet Classification	2022	2021
ROU assets, net	Other assets	$239	$235
Lease liabilities (current)	Accrued liabilities	$62	$54
Lease liabilities (noncurrent)	Other liabilities	$177	$180

	Financing Leases
(Millions)	Balance Sheet Classification	2022	2021
ROU assets, net	Plant assets, net of depreciation	$28	$29
Lease liabilities (current)	Short-term borrowings	$14	$11
Lease liabilities (noncurrent)	Long-term debt	$16	$19

Weighted-average lease terms and discount rates were as follows:

	July 31, 2022		August 1, 2021
	Operating	Finance	Operating	Finance
Weighted-average remaining term in years	5.7	2.4	6.4	3.1
Weighted-average discount rate	2.2%	0.8%	2.3%	0.8%

Future minimum lease payments are as follows:

	July 31, 2022
(Millions)	Operating	Finance
2023	$66	$14
2024	53	10
2025	40	3
2026	27	3
2027	22	—
Thereafter	49	—
Total future undiscounted lease payments	257	30
Less imputed interest	18	—
Total reported lease liability	$239	$30
The following table summarizes cash flow and other information related to leases:

(Millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$78	$79
Financing cash flows from finance leases	$17	$5

ROU assets obtained in exchange for lease obligations:
Operating leases	$79	$59
Finance leases	$16	$25

11. Taxes on Earnings
The provision for income taxes on earnings from continuing operations consists of the following:

(Millions)	2022	2021	2020
Income taxes:
Currently payable:
Federal	$160	$151	$152
State	22	34	26
Non-U.S.	15	6	3
	197	191	181
Deferred:
Federal	29	102	(12)
State	(6)	33	4
Non-U.S.	(2)	2	1
	21	137	(7)
	$218	$328	$174

(Millions)	2022	2021	2020
Earnings from continuing operations before income taxes:
United States	$948	$1,308	$737
Non-U.S.	27	28	29
	$975	$1,336	$766

The following is a reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate:

	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes (net of federal tax benefit)	2.2	2.8	3.4
Tax effect of international items	0.7	0.2	(0.3)
State income tax law changes	(1.0)	0.3	0.1
Divestiture impact on deferred taxes	—	(0.9)	—
Legal entity reorganization	—	1.4	—
Capital loss on the sale of the Plum baby food and snacks business	—	(1.3)	—
Capital loss valuation allowance on the sale of the Plum baby food and snacks business	—	1.3	—
Benefit on sale of the European chips business	—	—	(1.3)
Other	(0.5)	(0.2)	(0.2)
Effective income tax rate	22.4%	24.6%	22.7%
In the second quarter of 2021, we recorded a $19 million deferred tax charge in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance.
Deferred tax liabilities and assets are comprised of the following:

(Millions)	2022	2021
Depreciation	$354	$352
Amortization	870	869
Operating lease ROU assets	54	53
Pension	35	45
Other	9	9
Deferred tax liabilities	1,322	1,328
Benefits and compensation	119	127
Pension benefits	28	38
Tax loss carryforwards	13	24
Capital loss carryforwards	115	117
Operating lease liabilities	54	53
Other	52	61
Gross deferred tax assets	381	420
Deferred tax asset valuation allowance	(131)	(142)
Deferred tax assets, net of valuation allowance	250	278
Net deferred tax liability	$1,072	$1,050
At July 31, 2022, our U.S. and non-U.S. subsidiaries had tax loss carryforwards of approximately $259 million. Of these carryforwards, $4 million may be carried forward indefinitely, and $255 million expire between 2023 and 2037, with the majority expiring after 2028. At July 31, 2022, deferred tax asset valuation allowances have been established to offset $78 million of these tax loss carryforwards. Additionally, as of July 31, 2022, our U.S. and non-U.S. subsidiaries had capital loss carryforwards of approximately $477 million, all of which were offset by valuation allowances.
The net change in the deferred tax asset valuation allowance in 2022 was a decrease of $11 million. The decrease was primarily due to liquidation of an inactive subsidiary. The net change in the deferred tax asset valuation allowance in 2021 was an increase of $20 million. The increase was primarily due to the sale of the the Plum baby food and snacks business. The net change in the deferred tax asset valuation allowance in 2020 was a decrease of $305 million. The decrease was primarily due to the sale of the Arnott's and other international operations.
As of July 31, 2022, and August 1, 2021, other deferred tax assets included $13 million of state tax credit carryforwards related to various states that expire between 2023 and 2025. As of July 31, 2022, and August 1, 2021, deferred tax asset valuation allowances have been established to offset the $13 million of state credit carryforwards.

As of July 31, 2022, we had approximately $11 million of undistributed earnings of foreign subsidiaries which are deemed to be permanently reinvested and for which we have not recognized a deferred tax liability. We estimate that the tax liability that might be incurred if permanently reinvested earnings were remitted to the U.S. would not be material. Foreign subsidiary earnings in 2021 and thereafter are not considered permanently reinvested and we have therefore recognized a deferred tax liability and expense.
A reconciliation of the activity related to unrecognized tax benefits follows:

(Millions)	2022	2021	2020
Balance at beginning of year	$22	$23	$24
Increases related to prior-year tax positions	4	—	—
Decreases related to prior-year tax positions	(10)	(1)	(1)
Increases related to current-year tax positions	1	3	2
Settlements	(2)	—	(1)
Lapse of statute	(1)	(3)	(1)
Balance at end of year	$14	$22	$23
The decrease of unrecognized tax benefits was primarily due to audit settlements. The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was $12 million as of July 31, 2022, and $18 million as of August 1, 2021 and August 2, 2020. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes.
Our accounting policy for interest and penalties attributable to income taxes is to reflect any expense or benefit as a component of our income tax provision. The total amount of interest and penalties recognized in the Consolidated Statements of Earnings was not material in 2022, 2021, and 2020. The total amount of interest and penalties recognized in the Consolidated Balance Sheets in Other liabilities was $4 million as of July 31, 2022, and as of August 1, 2021.
We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities, including the U.S. and Canada. With limited exceptions, we have been audited for income tax purposes in the U.S. through 2020 and in Canada through 2016. In addition, several state income tax examinations are in progress for the years 2016 to 2021.
12. Short-term Borrowings and Long-term Debt
Short-term borrowings consist of the following:

(Millions)	2022	2021
Commercial paper	$235	$37
Notes	566	—
Finance leases	14	11
Other(1)	(1)	—
Total short-term borrowings	$814	$48
_______________________________________
(1)Includes unamortized net discount/premium on debt issuances and debt issuance costs.
The weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 2.63% as of July 31, 2022, and 0.22% as of August 1, 2021.
As of July 31, 2022, we issued $32 million of standby letters of credit. On November 2, 2020, we entered into a committed revolving credit facility totaling $1.85 billion scheduled to mature on November 2, 2023. On September 27, 2021, we replaced the facility with a new $1.85 billion committed revolving facility that matures on September 27, 2026. This facility remained unused at July 31, 2022, except for $1 million of standby letters of credit that we issued under it. The facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the credit facility) of not less than 3.25:1.00, measured quarterly, and customary events of default for credit facilities of this type. Loans under this facility will bear interest at the rates specified in the facility, which vary based on the type of loan and certain other customary conditions. The facility supports our commercial paper program and other general corporate purposes. In March 2020, we borrowed $300 million under our previous revolving credit facility and on May 1, 2020, we repaid the borrowings.

Long-term debt consists of the following:

(Millions)	2022	2021
2.50% Notes due August 2, 2022	$—	$450
3.65% Notes due March 15, 2023	566	566
3.95% Notes due March 15, 2025	850	850
3.30% Notes due March 19, 2025	300	300
4.15% Notes due March 15, 2028	1,000	1,000
2.375% Notes due April 24, 2030	500	500
3.80% Notes due August 2, 2042	163	163
4.80% Notes due March 15, 2048	700	700
3.125% Notes due April 24, 2050	500	500
Finance leases	16	19
Other(1)	(34)	(38)
Total	$4,561	$5,010
Less current portion	565	—
Total long-term debt	$3,996	$5,010
_______________________________________
(1)Includes unamortized net discount/premium on debt issuances and debt issuance costs.
Principal amounts of long-term debt mature as follows:

(Millions)
2024	$10
2025	$1,153
2026	$3
2027	$—
Thereafter	$2,863
Debt Extinguishments
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
On January 22, 2020, we completed the redemption of all $500 million outstanding aggregate principal amount of our 4.25% Senior Notes due 2021. On January 24, 2020, we settled tender offers to purchase $1.2 billion in aggregate principal amount of certain senior unsecured debt, comprising $329 million of 3.30% Senior Notes due 2021, $634 million of 3.65% Senior Notes due 2023, and $237 million of 3.80% Senior Notes due 2043. The consideration for the redemption and the tender offers was $1.765 billion, including $65 million of premium. We recognized a loss of $75 million (including $65 million of premium, fees and other costs paid with the tender offers and unamortized debt issuance costs), which was recorded in Interest expense in the Consolidated Statement of Earnings. In addition, we paid accrued and unpaid interest on the purchased notes through the dates of settlement.
Debt Repayments
In March 2021, we repaid our 3.30% $321 million notes and floating rate $400 million notes, and in May 2021, we repaid our 8.875% $200 million notes.
In 2020, we also repaid our $499 million Senior Term Loan due 2021.
Debt Issuances
On April 24, 2020, we issued senior notes in an aggregate principal amount of $1 billion, consisting of $500 million aggregate principal amount of notes bearing interest at a fixed rate of 2.375% per annum, due April 24, 2030, and $500 million aggregate principal amount of notes bearing interest at a fixed rate of 3.125% per annum, due April 24, 2050. On May 1, 2020, we used $300 million of the net proceeds to repay $300 million of borrowings outstanding under a revolving credit facility. The

2.375% Senior Notes due 2030 and the 3.125% Senior Notes due 2050 may each be redeemed at the applicable redemption price, in whole or in part, at our option at any time and from time to time prior to January 24, 2030, and October 24, 2049, respectively. Interest on each of the notes is due semi-annually on April 24 and October 24, commencing on October 24, 2020. The notes contain customary covenants and events of default. If a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date.
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit risk-related contingent features in our derivative instruments as of July 31, 2022, or August 1, 2021.
We are also exposed to credit risk from our customers. During 2022, our largest customer accounted for approximately 22% of consolidated net sales from continuing operations. Our five largest customers accounted for approximately 47% of our consolidated net sales from continuing operations in 2022.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk, primarily the Canadian dollar, related to third-party transactions and intercompany transactions. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $140 million as of July 31, 2022, and $134 million as of August 1, 2021. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income (loss). The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $13 million as of July 31, 2022, and as of August 1, 2021.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and we may utilize interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of a fair-value hedge, along with the gain or loss on the underlying hedged asset or liability, are recorded in current-period earnings. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps or treasury rate lock contracts to lock in the rate on the interest payments related to anticipated debt issuances. The contracts are either designated as cash-flow hedging instruments or are undesignated. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in Accumulated other comprehensive income (loss), and reclassified into Interest expense over the life of the debt. The change in fair value on undesignated instruments is recorded in Interest expense. There were no interest rate swaps outstanding as of July 31, 2022, or August 1, 2021.

Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, natural gas, soybean oil, aluminum, cocoa, corn, soybean meal and butter. Commodity futures, options and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. The notional amount of commodity contracts designated as cash flow hedges was $3 million as of July 31, 2022, and $18 million as of August 1, 2021. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. The notional amount of commodity contracts not designated as accounting hedges was $254 million as of July 31, 2022, and $190 million as of August 1, 2021. The change in fair value on undesignated instruments is recorded in Cost of products sold.
We have a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional amount was approximately $39 million as of July 31, 2022, and $38 million as of August 1, 2021. The change in fair value on the embedded derivative is recorded in Cost of products sold.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Vanguard Extended Market Index Plus Fund, the Vanguard Institutional Index Institutional Plus Fund, the Vanguard Short-Term Bond Index Fund and the Vanguard Total International Stock Index Fund. Prior to 2022, we had entered into swap contracts which hedged a portion of exposures linked to the total return of our capital stock. As of July 31, 2022, and August 1, 2021, we no longer hedge our exposure linked to the total return of our capital stock. These contracts are not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts as of July 31, 2022, and August 1, 2021, were $50 million and $29 million, respectively.
The following tables summarize the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of July 31, 2022, and August 1, 2021:

(Millions)	Balance Sheet Classification	2022	2021
Asset Derivatives
Derivatives designated as hedges:
Commodity contracts	Other current assets	$3	$4
Foreign exchange forward contracts	Other current assets	2	1
Total derivatives designated as hedges		$5	$5
Derivatives not designated as hedges:
Commodity contracts	Other current assets	$20	$49
Deferred compensation contracts	Other current assets	—	3
Total derivatives not designated as hedges		$20	$52
Total asset derivatives		$25	$57

(Millions)	Balance Sheet Classification	2022	2021
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$—	$3
Total derivatives designated as hedges		$—	$3
Derivatives not designated as hedges:
Commodity contracts	Accrued liabilities	$30	$—
Deferred compensation contracts	Accrued liabilities	4	—
Total derivatives not designated as hedges		$34	$—
Total liability derivatives		$34	$3

We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of July 31, 2022, and August 1, 2021, would be adjusted as detailed in the following table:

	2022			2021
(Millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$25	$(17)	$8	$57	$(1)	$56
Total liability derivatives	$34	$(17)	$17	$3	$(1)	$2
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. A cash margin asset balance of $8 million at July 31, 2022, and a liability balance of $14 million at August 1, 2021, were included in Other current assets and Accrued liabilities, respectively, in the Consolidated Balance Sheets.
The following tables show the effect of our derivative instruments designated as cash-flow hedges for the years ended July 31, 2022, August 1, 2021, and August 2, 2020 in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
(Millions)		2022	2021	2020
OCI derivative gain (loss) at beginning of year		$(5)	$(8)	$(11)
Effective portion of changes in fair value recognized in OCI:
Commodity contracts		13	4	—
Foreign exchange forward contracts		4	(9)	3
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Commodity contracts	Cost of products sold	(14)	—	—
Foreign exchange forward contracts	Cost of products sold	1	6	(2)
Foreign exchange forward contracts	Other expenses / (income)	—	1	—
Foreign exchange forward contracts	Earnings (loss) from discontinued operations	—	—	1
Forward starting interest rate swaps	Interest expense	1	1	1
OCI derivative gain (loss) at end of year		$—	$(5)	$(8)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a gain of $4 million.
The following table shows the total amounts of line items presented in the Consolidated Statements of Earnings for the years ended 2022, 2021, and 2020 in which the effects of derivative instruments designated as cash-flow hedges are recorded and the total effect of hedge activity on these line items are as follows:

	2022		2021			2020
(Millions)	Cost of products sold	Interest expense	Cost of products sold	Other expenses / (income)	Interest expense	Cost of products sold	Interest expense	Earnings (loss) from discontinued operations
Consolidated Statements of Earnings:	$5,935	$189	$5,665	$(254)	$210	$5,692	$345	$1,036

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$(13)	$1	$6	$1	$1	$(2)	$1	$1

The amount excluded from effectiveness testing recognized in each line item of earnings using an amortization approach was not material in all periods presented.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

(Millions)	Location of Loss (Gain) Recognized in Earnings	2022	2021	2020
Foreign exchange forward contracts	Cost of products sold	$—	$2	$(1)
Foreign exchange forward contracts	Other expenses / (income)	—	—	2
Commodity contracts	Cost of products sold	8	(55)	12
Deferred compensation contracts	Administrative expenses	3	(8)	(2)
Treasury rate lock contracts	Interest expense	—	—	(3)
Total		$11	$(61)	$8
14. Variable Interest Entity
In February 2016, we agreed to make a capital commitment subject to certain qualifications of up to $125 million to Acre, a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. Acre was managed by its general partner, Acre Ventures GP, LLC, which was independent of us. We were the sole limited partner of Acre and owned a 99.8% interest. Acre was a VIE. We entered into an agreement to sell our interest in Acre on April 26, 2020, and completed the sale on May 8, 2020, for $30 million resulting in a loss of $45 million recognized in the third quarter of 2020 as a result of the pending sale. We consolidated Acre and accounted for the third party ownership as a noncontrolling interest. Through the date of the sale, we funded $86 million of the capital commitment.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2022, and August 1, 2021, consistent with the fair value hierarchy:

	Fair Value as of July 31, 2022	Fair Value Measurements at July 31, 2022 Using Fair Value Hierarchy			Fair Value as of August 1, 2021	Fair Value Measurements at August 1, 2021 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$2	$—	$2	$—	$1	$—	$1	$—
Commodity derivative contracts(2)	23	—	19	4	53	21	31	1
Deferred compensation derivative contracts(3)	—	—	—	—	3	—	3	—
Deferred compensation investments(4)	2	2	—	—	3	3	—	—
Total assets at fair value	$27	$2	$21	$4	$60	$24	$35	$1

	Fair Value as of July 31, 2022	Fair Value Measurements at July 31, 2022 Using Fair Value Hierarchy			Fair Value as of August 1, 2021	Fair Value Measurements at August 1, 2021 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(1)	$—	$—	$—	$—	$3	$—	$3	$—
Commodity derivative contracts(2)	30	6	24	—	—	—	—	—
Deferred compensation derivative contracts(3)	4	—	4	—	—	—	—	—
Deferred compensation obligation(4)	96	96	—	—	105	105	—	—
Total liabilities at fair value	$130	$102	$28	$—	$108	$105	$3	$—
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
(3)Based on equity index swap rates.
(4)Based on the fair value of the participants’ investments.

The following table summarizes the changes in fair value of Level 3 assets for the years ended July 31, 2022, and August 1, 2021:

(Millions)	2022	2021
Fair value at beginning of year	$1	$2
Gains (losses)	18	6
Settlements	(15)	(7)
Fair value at end of year	$4	$1
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
There were cash equivalents of $27 million at July 31, 2022, and none at August 1, 2021. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt was $4.637 billion at July 31, 2022, and $5.613 billion at August 1, 2021. The carrying value was $4.81 billion at July 31, 2022, and $5.058 billion at August 1, 2021. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
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
In 2022, we repurchased 3.8 million shares at a cost of $167 million. Of this amount, $42 million was used to repurchase shares pursuant to our June 2021 program and $125 million was used to repurchase share pursuant to our September 2021 program. As of July 31, 2022, approximately $172 million remained available under the June 2021 program and approximately $375 million remained under the September 2021 program. In 2021, we repurchased approximately 1 million shares at a cost of $36 million.
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
Awards under Long-Term Incentive Plans may be granted to employees and directors. Pursuant to the Long-Term Incentive Plan, we adopted a long-term incentive compensation program which provides for grants of total shareholder return (TSR) performance restricted stock/units, EPS performance restricted stock/units, strategic performance restricted stock/units, time-lapse restricted stock/units, special performance restricted stock/units, free cash flow (FCF) performance restricted stock/units and unrestricted stock. Under the program, awards of TSR performance restricted stock/units will be earned by comparing our total shareholder return during a three-year period to the respective total shareholder returns of companies in a performance peer group. Based upon our ranking in the performance peer group after the relevant three-year performance period, a recipient of TSR performance restricted stock/units may earn a total award ranging from 0% to 200% of the initial grant. Awards of EPS performance restricted stock/units granted in 2022 will be earned upon the achievement of our adjusted EPS compound annual growth rate goal (EPS CAGR performance restricted stock/units), measured over a three-year period. A recipient of EPS CAGR performance restricted stock/units may earn a total award ranging from 0% to 200% of the initial grant. Awards of EPS performance restricted stock/units granted prior to 2022 were earned based upon our achievement of annual earnings per share goals and vested over the relevant three-year period. During the three-year vesting period, a recipient of EPS performance restricted stock/units earned a total award of either 0% or 100% of the initial grant. Awards of the strategic performance restricted stock units were earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a three-year period. A recipient of strategic performance restricted stock units earned a total award ranging from 0% to 200% of the initial grant. Awards of FCF performance restricted stock units were earned based upon the achievement of free cash flow (defined as Net cash provided by operating activities less capital expenditures and certain investing and financing activities) compared to annual operating plan objectives over a three-year period. An annual objective was established each fiscal year for three consecutive years. Performance against these objectives was averaged at the end of the three-year period to determine the number of underlying units that vested at the end of the three years. A recipient of FCF performance restricted stock units earned a total award ranging from 0% to 200% of the initial grant. Awards of time-lapse restricted stock/units will vest ratably over the three-year period. In addition, we may issue special grants of restricted stock/units to attract and retain executives which vest over various periods. Awards are generally granted annually in October.
Stock options are granted on a selective basis under the Long-Term Incentive Plans. The term of a stock option granted under these plans may not exceed ten years from the date of grant. The option price may not be less than the fair market value of a share of common stock on the date of the grant. Options granted under these plans generally vest ratably over a three-year period. In 2019, we also granted certain options that vest at the end of a three-year period. We last issued stock options in 2019.
In 2022, we issued time-lapse restricted stock units, unrestricted stock, TSR performance restricted stock units and EPS CAGR performance restricted stock units. We last issued FCF performance restricted stock units in 2019, EPS performance restricted stock units in 2018, strategic performance restricted stock units in 2014 and special performance restricted units in 2015.
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings from continuing operations were as follows:

(Millions)	2022	2021	2020
Total pre-tax stock-based compensation expense	$59	$64	$59
Tax-related benefits	$10	$12	$11
In 2020, total pre-tax stock-based compensation expense recognized in Earnings (loss) from discontinued operations was $2 million. The tax-related benefits were not material.
The following table summarizes stock option activity as of July 31, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at August 1, 2021	1,372	$45.61
Granted	—	$—
Exercised	(75)	$38.15
Terminated	—	$—
Outstanding at July 31, 2022	1,297	$46.04	4.8	$6
Exercisable at July 31, 2022	1,297	$46.04	4.8	$6
The total intrinsic value of options exercised during 2022 and 2020 was $1 million and $2 million, respectively. The total intrinsic value of options exercised during 2021 was not material. We measured the fair value of stock options using the Black-Scholes option pricing model.
We expensed stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expensed on an accelerated basis. As of January 2022, compensation related to stock options was fully expensed.

The following table summarizes time-lapse restricted stock units, EPS CAGR performance restricted stock units and FCF performance restricted stock units as of July 31, 2022:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 1, 2021	1,814	$45.63
Granted	1,543	$41.96
Vested	(1,175)	$43.97
Forfeited	(236)	$44.38
Nonvested at July 31, 2022	1,946	$43.88
We determine the fair value of time-lapse restricted stock units, EPS CAGR performance restricted stock units, FCF performance restricted stock units and EPS performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units and EPS CAGR performance restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 297 thousand EPS CAGR performance target grants outstanding at July 31, 2022 with a weighted-average grant-date fair value of $41.50. We expensed FCF performance restricted stock units over the requisite service period of each objective. As of October 31, 2021, there were no FCF performance target grants outstanding. We expensed EPS performance restricted stock units on a graded vesting basis, expect for awards issued to retirement-eligible participants, which we expensed on an accelerated basis. As of November 1, 2020, there were no EPS performance target grants outstanding. The actual number of EPS CAGR performance restricted stock units, FCF performance restricted stock units and EPS performance restricted stock units, that vest will depend on actual performance achieved. We estimate expense based on the number of awards expected to vest.
As of July 31, 2022, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS CAGR performance restricted units was $37 million, which will be amortized over the weighted-average remaining service period of 1.7 years. In the first quarter of 2022, recipients of FCF performance restricted stock units earned 167% of the initial grants based upon the average of actual performance achieved during a three-year period ended August 1, 2021. As a result, approximately 158 thousand additional shares were awarded. The fair value of restricted stock units vested during 2022, 2021 and 2020 was $50 million, $38 million and $41 million, respectively. The weighted-average grant-date fair value of the restricted stock units granted during 2021 and 2020 was $48.37 and $46.82, respectively.
The following table summarizes TSR performance restricted stock units as of July 31, 2022:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 1, 2021	1,222	$53.60
Granted	331	$45.54
Vested	(178)	$31.35
Forfeited	(222)	$48.85
Nonvested at July 31, 2022	1,153	$55.63
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Weighted-average assumptions used in the Monte Carlo simulation were as follows:

	2022	2021	2020
Risk-free interest rate	0.46%	0.15%	1.48%
Expected dividend yield	3.50%	2.85%	2.95%
Expected volatility	27.42%	29.99%	27.01%
Expected term	3 years	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of July 31, 2022, total remaining unearned compensation related to TSR performance restricted stock units was $15 million, which will be amortized over the weighted-average remaining service period of 1.5 years. In the first quarter of 2022, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 30, 2021. In the first quarter of 2021, recipients of TSR performance restricted stock units earned 50% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 31, 2020. In the first quarter of 2020, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 26, 2019. The fair value of TSR performance restricted stock units vested during 2022 and 2021 was $8 million and $11 million, respectively. The grant-date fair value of the TSR performance restricted stock units granted during 2021 and 2020 was $54.93 and $63.06, respectively. In the first quarter of 2023, recipients of TSR performance restricted stock units will receive a 100% payout based upon our TSR ranking in a performance peer group during a three-year period ended July 29, 2022.
The tax benefits on the exercise of stock options in 2022, 2021, and 2020 were not material. Cash received from the exercise of stock options was $3 million, $2 million and $23 million for 2022, 2021, and 2020, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
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
On January 7, 2019, three purported shareholder class action lawsuits pending in the United States District Court for the District of New Jersey (the Court) were consolidated under the caption, In re Campbell Soup Company Securities Litigation, Civ. No. 1:18-cv-14385-NLH-JS (the Action). Oklahoma Firefighters Pension and Retirement System was appointed lead plaintiff in the Action and, on March 1, 2019, filed an amended consolidated complaint. The company, Denise Morrison (the company's former President and Chief Executive Officer), and Anthony DiSilvestro (the company's former Senior Vice President and Chief Financial Officer) are defendants in the Action. The amended consolidated complaint alleges that, in public statements between July 19, 2017 and May 17, 2018, the defendants made materially false and misleading statements and/or omitted material information about the company's business, operations, customer relationships and prospects, specifically with regard to the Campbell Fresh segment. The amended consolidated complaint seeks unspecified monetary damages and other relief. On April 30, 2019, the defendants filed a motion to dismiss the amended consolidated complaint, which the Court granted on November 30, 2020, with leave to amend the complaint. On January 15, 2021, the plaintiff filed its second amended consolidated complaint. The second amended consolidated complaint again names as defendants the company and certain of its former officers and alleges that, in public statements between August 31, 2017 and May 17, 2018, the defendants made materially false and misleading statements and/or omitted material information about the company's business, operations, customer relationships and prospects, specifically with regard to the Campbell Fresh segment. The second amended consolidated complaint seeks unspecified monetary damages and other relief. On March 10, 2021 the defendants filed a motion to dismiss the second amended consolidated complaint. We are vigorously defending against the Action.
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of July 31, 2022. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.

Other Contingencies
We guarantee approximately 4,800 bank loans made to independent contractor distributors by third-party financial institutions for the purchase of distribution routes. The maximum potential amount of the future payments under existing guarantees we could be required to make is $500 million as of July 31, 2022. Our guarantees are indirectly secured by the distribution routes. We do not expect that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of July 31, 2022, and August 1, 2021, were not material.
We have provided certain standard indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at July 31, 2022, and August 1, 2021.
19. Supplemental Financial Statement Data
Balance Sheets

(Millions)	2022	2021
Accounts receivable
Customer accounts receivable	$502	$556
Allowances	(12)	(12)
Subtotal	$490	$544
Other	51	51
	$541	$595

(Millions)	2022	2021
Inventories
Raw materials, containers and supplies	$390	$321
Finished products	856	612
	$1,246	$933

(Millions)	2022	2021
Plant assets
Land	$74	$75
Buildings	1,531	1,493
Machinery and equipment	3,932	3,732
Projects in progress	141	189
Total cost	$5,678	$5,489
Accumulated depreciation(1)	(3,335)	(3,119)
	$2,343	$2,370
____________________________________
(1)Depreciation expense was $296 million in 2022, $275 million in 2021 and $285 million in 2020. Buildings are depreciated over periods ranging from 7 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 2 to 20 years.

(Millions)	2022	2021
Other assets
Operating lease ROU assets, net of amortization	$239	$235
Pension	146	190
Other	24	24
	$409	$449

(Millions)	2022	2021
Accrued liabilities
Accrued compensation and benefits	$216	$203
Fair value of derivatives	34	3
Accrued trade and consumer promotion programs	141	121
Accrued interest	64	70
Restructuring	7	6
Operating lease liabilities	62	54
Other	97	119
	$621	$576

(Millions)	2022	2021
Other liabilities
Pension benefits	$107	$142
Postretirement benefits	153	199
Operating lease liabilities	177	180
Deferred compensation	81	92
Unrecognized tax benefits	15	20
Other	70	72
	$603	$705
Statements of Earnings

(Millions)	2022	2021	2020
Other expenses / (income)
Amortization of intangible assets	$41	$42	$43
Net periodic benefit expense (income) other than the service cost	(23)	(285)	73
Investment losses(1)	—	—	49
Loss on sales of businesses(2)	—	11	64
Transition services fees	—	(27)	(10)
Other	3	5	2
	$21	$(254)	$221

Advertising and consumer promotion expense(3)	$314	$399	$463

Interest expense(4)
Interest expense	$191	$214	$350
Less: Interest capitalized	2	4	5
	$189	$210	$345
____________________________________
(1)2020 includes a loss of $45 million related to Acre. See Note 14 for additional information.
(2)In 2021, we recognized a loss of $11 million on the sale of the Plum baby food and snacks business. In 2020, we recognized a loss of $64 million on the sale of the European chips business. See Note 3 for additional information.
(3)Included in Marketing and selling expenses.
(4)In 2022, we recognized a loss of $4 million (including $3 million of premium and other costs) on the extinguishment of debt. In 2020, we recognized a loss of $75 million (including $65 million of premium, fees and other costs paid with the tender offers and unamortized debt issuance costs). See Note 12 for additional information.

Statements of Cash Flows

(Millions)	2022	2021	2020
Cash Flows from Operating Activities
Other non-cash charges to net earnings
Operating lease ROU asset expense	$74	$75	$75
Amortization of debt issuance costs/debt discount	5	6	9
Benefit related expense	3	12	12
Other	6	(7)	5
	$88	$86	$101

Other
Benefit related payments	$(45)	$(49)	$(53)
Other	3	2	(6)
	$(42)	$(47)	$(59)

Other Cash Flow Information
Interest paid	$188	$214	$287
Interest received	$1	$1	$4
Income taxes paid	$196	$212	$222

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of July 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on the next page.

/s/ Mark A. Clouse
Mark A. Clouse
President and Chief Executive Officer

/s/ Mick J. Beekhuizen
Mick J. Beekhuizen
Executive Vice President and Chief Financial Officer

/s/ Stanley Polomski
Stanley Polomski
Senior Vice President and Controller
(Principal Accounting Officer)

September 22, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Campbell Soup Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Campbell Soup Company and its subsidiaries (the "Company") as of July 31, 2022 and August 1, 2021, and the related consolidated statements of earnings, of comprehensive income, of equity, and of cash flows for each of the three years in the period ended July 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended July 31, 2022 appearing on page 84 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and August 1, 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Indefinite-lived Intangible Assets Impairment Test for Certain Trademarks
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s indefinite-lived intangible assets (trademarks) were $2.549 billion as of July 31, 2022. Of the carrying value of all indefinite-lived trademarks, $350 million related to the Lance trademark, $318 million related to the Kettle Brand trademark, $292 million related to the Pace trademark, and $280 million related to the Pacific Foods trademark. Management conducts a test at least annually for impairment, or when circumstances indicate that the carrying amount of the asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to the carrying value. Management determines fair value based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average costs of capital, and assumed royalty rates.
The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible assets impairment test for certain trademarks is a critical audit matter are (i) the high degree of auditor judgment and subjectivity involved in applying procedures relating to the fair value estimates of certain trademarks due to the significant judgment by management when developing these estimates, (ii) the significant audit effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, weighted average costs of capital, and assumed royalty rates for the Pace and Pacific Foods trademarks and the weighted average costs of capital and assumed royalty rates for the Kettle Brand and Lance trademarks, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s trademark impairment test. These procedures also included, among others (i) testing management’s process for developing the fair value estimates, (ii) evaluating the appropriateness of the discounted cash flow analyses, (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow analyses, and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, weighted average costs of capital, and assumed royalty rates for the Pace and Pacific Foods trademarks and the weighted average costs of capital and assumed royalty rates for the Kettle Brand and Lance trademarks. Evaluating management’s assumptions related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance associated with the trademarks, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow analyses and evaluating the reasonableness of the weighted average costs of capital and royalty rates significant assumptions.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

September 22, 2022

We have served as the Company’s auditor since 1954.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2022 (the Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
The annual report of management on our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on page 74. The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on pages 75-76.
There were no changes in our internal control over financial reporting that materially affected, or were likely to materially affect, such internal control over financial reporting during the quarter ended July 31, 2022.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled "Item 1 — Election of Directors" and "Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers" in our Proxy Statement for the 2022 Annual Meeting of Shareholders (the 2022 Proxy) are incorporated herein by reference. The information presented in the section entitled "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure" in the 2022 Proxy relating to the members of our Audit Committee and the Audit Committee’s financial experts is incorporated herein by reference.
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
•calling 856-342-6081; or
•e-mailing our Investor Relations Department at IR@campbells.com.
Item 11. Executive Compensation
The information presented in the sections entitled "Compensation Discussion and Analysis," "Executive Compensation Tables," "Corporate Governance Policies and Practices — Compensation of Directors," "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure — Compensation and Organization Committee Interlocks and Insider Participation" and "Compensation Discussion and Analysis — Compensation and Organization Committee Report" in the 2022 Proxy is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information presented in the sections entitled "Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers" and "Voting Securities and Principal Shareholders — Principal Shareholders" in the 2022 Proxy is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the stock that could have been issued under our equity compensation plans as of July 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (c)
Equity Compensation Plans Approved by Security Holders (1)	5,847,284	$46.04	2,927,470
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	5,847,284	$46.04	2,927,470
___________________________________
(1)Column (a) represents stock options and restricted stock units outstanding under the 2015 Long-Term Incentive Plan and the 2005 Long-Term Incentive Plan. Column (a) includes 2,901,544 TSR performance restricted stock units and EPS CAGR performance restricted stock units based on the maximum number of shares potentially issuable under the awards, and the number of shares, if any, to be issued pursuant to such awards will be determined based upon performance during the applicable three-year performance period. No additional awards can be made under the 2005 Long-Term Incentive Plan. Future equity awards under the 2015 Long-Term Incentive Plan may take the form of stock options, stock appreciation rights, performance unit awards, restricted stock, restricted performance stock, restricted stock units, or stock awards. Column (b) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock units are not included in this calculation. Column (c) represents the maximum number of future equity awards that can be made under the 2015 Long-Term Incentive Plan as of July 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information presented in the section entitled "Corporate Governance Policies and Practices — Transactions with Related Persons," "Item 1 — Election of Directors," "Corporate Governance Policies and Practices — Director Independence" and "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure" in the 2022 Proxy is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information presented in the sections entitled "Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Firm Fees and Services" and "Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Committee Pre-Approval Policy" in the 2022 Proxy is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
1.  Financial Statements
Consolidated Statements of Earnings for 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for 2022, 2021 and 2020
Consolidated Balance Sheets as of July 31, 2022 and August 1, 2021
Consolidated Statements of Cash Flows for 2022, 2021 and 2020
Consolidated Statements of Equity for 2022, 2021 and 2020
Notes to Consolidated Financial Statements
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

2.  Financial Statement Schedule
II - Valuation and Qualifying Accounts for 2022, 2021 and 2020
3.  Exhibits
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

4(e)	Form of 3.800% Notes due 2042 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on August 2, 2012.

4(f)	Form of 3.300% Note due 2025 is incorporated by referenced to Exhibit 4.2 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 19, 2015.

4(g)	Form of 3.650% Note due 2023 is incorporated by reference to Exhibit 4.2.4 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(h)	Form of 3.950% Note due 2025 is incorporated by reference to Exhibit 4.2.5 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(i)	Form of 4.150% Note due 2028 is incorporated by reference to Exhibit 4.2.6 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(j)	Form of 4.800% Note due 2048 is incorporated by reference to Exhibit 4.2.7 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(k)	Form of 2.375% Note due 2030 incorporated by reference to Exhibit 4.2.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 24, 2020.

4(l)	Form of 3.125% Note due 2050 incorporated by reference to Exhibit 4.2.2 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 24, 2020.

4(m)	Description of securities incorporated by reference to Exhibit 4(p) to Campbell's Form 10-K (SEC file number 1-3822) filed with the SEC on September 26, 2019.

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

10(s)+
Form of 2015 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement incorporated by reference to Exhibit 10(s) to Campbell's Form 10-K(SEC file number 1-3822) for the fiscal year ended August 1, 2021.

10(t)+
Form of 2015 Long-Term Incentive Performance Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10(t) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended August 1, 2021.

10(u)
Five-Year Credit Agreement, dated September 27, 2021, by and among Campbell Soup Company, the Eligible Subsidiaries party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein, incorporated by reference to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 31, 2021.

10(v)
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

10(w)	2022 Non-Employee Director Fees are incorporated by reference to Exhibit 10.1 to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 31, 2021.

10(x)+
First Amendment to the Campbell Soup Company Supplemental Retirement Plan effective November 30, 2018 is incorporated by reference to Exhibit 10(b) to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 27, 2019.

10(y)+
Second Amendment to the Campbell Soup Company Supplemental Retirement Plan effective September 16, 2020 is incorporated by reference to Exhibit 10(bb) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended August 2, 2020.

10(z)+
Third Amendment to the Campbell Soup Company Supplemental Retirement Plan effective December 31, 2020 is incorporated by reference to Exhibit 10.1 to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 31, 2021.

10(aa)+	Campbell Soup Company Executive Severance Pay Plan is incorporated by reference to Exhibit 10 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 2, 2019.

21	Subsidiary List.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31(a)	Certification of Mark A. Clouse pursuant to Rule 13a-14(a).

31(b)	Certification of Mick J. Beekhuizen pursuant to Rule 13a-14(a).

32(a)	Certification of Mark A. Clouse pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Mick J. Beekhuizen pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K, formulated in Inline XBRL (see exhibit 101)

+This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Campbell has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
September 22, 2022

CAMPBELL SOUP COMPANY

By:	/s/Mick J. Beekhuizen
Mick J. Beekhuizen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Campbell and in the capacities indicated on September 22, 2022.

Signatures

/s/ Mark A. Clouse	*
Mark A. Clouse	Maria Teresa Hilado
President and Chief Executive Officer and Director	Director
(Principal Executive Officer)

/s/ Mick J. Beekhuizen	*
Mick J. Beekhuizen	Grant H. Hill
Executive Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Stanley Polomski	*
Stanley Polomski	Sarah Hofstetter
Senior Vice President and Controller	Director
(Principal Accounting Officer)

*	*
Keith R. McLoughlin	Marc B. Lautenbach
Chair and Director	Director

*	*
Fabiola R. Arredondo	Mary Alice D. Malone
Director	Director

*	*
Howard M. Averill	Kurt T. Schmidt
Director	Director

*	*
John P. Bilbrey	Archbold D. van Beuren
Director	Director

*	* By: /s/ Charles A. Brawley, III
Bennett Dorrance, Jr.	Name: Charles A. Brawley, III
Director	Title: Senior Vice President, Deputy General Counsel and Corporate Secretary,
as Attorney-in-fact
(pursuant to powers of attorney)

Schedule II

CAMPBELL SOUP COMPANY
Valuation and Qualifying Accounts

For the Fiscal Years ended July 31, 2022, August 1, 2021, and August 2, 2020

This schedule of valuation and qualifying accounts for continuing operations should be read in conjunction with the Consolidated Financial Statements. This schedule excludes amounts related to discontinued operations. See Note 3 to the Consolidated Financial Statements for additional information.

(Millions)	Balance at Beginning of Period	Charged to/ (Reduction in) Costs and Expenses	Deductions	Divestiture	Balance at End of Period
Fiscal year ended July 31, 2022
Cash discount	$6	$136	$(137)	$—	$5
Bad debt reserve	2	2	—	—	4
Returns reserve(1)	4	(1)	—	—	3
Total Accounts receivable allowances	$12	$137	$(137)	$—	$12

Fiscal year ended August 1, 2021
Cash discount	$6	$137	$(137)	$—	$6
Bad debt reserve	4	—	(2)	—	2
Returns reserve(1)	4	—	—	—	4
Total Accounts receivable allowances	$14	$137	$(139)	$—	$12

Fiscal year ended August 2, 2020
Cash discount	$6	$139	$(139)	$—	$6
Bad debt reserve	3	2	—	(1)	4
Returns reserve(1)	4	1	(1)	—	4
Total Accounts receivable allowances	$13	$142	$(140)	$(1)	$14
_______________________________________
(1)The returns reserve is evaluated quarterly and adjusted accordingly. During each period, returns are charged to net sales in the Consolidated Statements of Earnings as incurred. Actual returns were approximately $110 million in 2022, $100 million in 2021, and $99 million in 2020, or less than 2% of net sales.