Form 10-Q
period 2022-10-30
CAMPBELL SOUP CO
filed 2022-12-07
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File Number
October 30, 2022	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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

There were 299,467,564 shares of capital stock outstanding as of December 1, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended
	October 30, 2022	October 31, 2021
Net sales	$2,575	$2,236
Costs and expenses
Cost of products sold	1,741	1,514
Marketing and selling expenses	201	170
Administrative expenses	158	156
Research and development expenses	21	21
Other expenses / (income)	18	(1)
Restructuring charges	—	—
Total costs and expenses	2,139	1,860
Earnings before interest and taxes	436	376
Interest expense	47	47
Interest income	1	—
Earnings before taxes	390	329
Taxes on earnings	93	68
Net earnings	297	261
Less: Net earnings (loss) attributable to noncontrolling interests	—	—
Net earnings attributable to Campbell Soup Company	$297	$261
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$.99	$.86
Weighted average shares outstanding — basic	299	302
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$.99	$.86
Weighted average shares outstanding — assuming dilution	301	303
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	October 30, 2022			October 31, 2021
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$297			$261
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(8)	$—	(8)	$—	$—	—
Cash-flow hedges:
Unrealized gains (losses) arising during the period	7	(2)	5	3	(1)	2
Reclassification adjustment for losses (gains) included in net earnings	(4)	1	(3)	—	—	—
Other comprehensive income (loss)	$(5)	$(1)	(6)	$3	$(1)	2
Total comprehensive income (loss)			$291			$263
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$291			$263
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	October 30, 2022	July 31, 2022
Current assets
Cash and cash equivalents	$130	$109
Accounts receivable, net	733	541
Inventories	1,361	1,246
Other current assets	80	67
Total current assets	2,304	1,963
Plant assets, net of depreciation	2,312	2,343
Goodwill	3,973	3,979
Other intangible assets, net of amortization	3,187	3,198
Other assets	401	409
Total assets	$12,177	$11,892
Current liabilities
Short-term borrowings	$858	$814
Payable to suppliers and others	1,447	1,334
Accrued liabilities	534	621
Dividends payable	112	114
Accrued income taxes	82	3
Total current liabilities	3,033	2,886
Long-term debt	3,994	3,996
Deferred taxes	1,078	1,074
Other liabilities	603	603
Total liabilities	8,708	8,559
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	375	415
Earnings retained in the business	4,224	4,040
Capital stock in treasury, at cost	(1,140)	(1,138)
Accumulated other comprehensive income (loss)	(4)	2
Total Campbell Soup Company shareholders' equity	3,467	3,331
Noncontrolling interests	2	2
Total equity	3,469	3,333
Total liabilities and equity	$12,177	$11,892
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Three Months Ended
	October 30, 2022	October 31, 2021
Cash flows from operating activities:
Net earnings	$297	$261
Adjustments to reconcile net earnings to operating cash flow
Stock-based compensation	15	14
Pension and postretirement benefit expense (income)	11	(9)
Depreciation and amortization	91	83
Deferred income taxes	3	20
Other	25	22
Changes in working capital
Accounts receivable	(198)	(137)
Inventories	(118)	(40)
Other current assets	(10)	(5)
Accounts payable and accrued liabilities	123	87
Other	(12)	(8)
Net cash provided by operating activities	227	288
Cash flows from investing activities:
Purchases of plant assets	(77)	(69)
Purchases of route businesses	(1)	—
Sales of route businesses	—	1
Net cash used in investing activities	(78)	(68)
Cash flows from financing activities:
Short-term borrowings, including commercial paper	557	371
Short-term repayments, including commercial paper	(512)	(395)
Dividends paid	(115)	(116)
Treasury stock purchases	(41)	(63)
Treasury stock issuances	2	1
Payments related to tax withholding for stock-based compensation	(18)	(17)
Other	—	(1)
Net cash used in financing activities	(127)	(220)
Effect of exchange rate changes on cash	(1)	—
Net change in cash and cash equivalents	21	—
Cash and cash equivalents — beginning of period	109	69
Cash and cash equivalents — end of period	$130	$69
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at August 1, 2021	323	$12	(21)	$(1,021)	$414	$3,742	$5	$2	$3,154
Net earnings (loss)						261		—	261
Other comprehensive income (loss)							2	—	2
Dividends ($.37 per share)						(113)			(113)
Treasury stock purchased			(1)	(63)					(63)
Treasury stock issued under management incentive and stock option plans			1	46	(42)	(8)			(4)
Balance at October 31, 2021	323	$12	(21)	$(1,038)	$372	$3,882	$7	$2	$3,237

Balance at July 31, 2022	323	$12	(24)	$(1,138)	$415	$4,040	$2	$2	$3,333
Net earnings (loss)						297		—	297
Other comprehensive income (loss)							(6)	—	(6)
Dividends ($.37 per share)						(113)			(113)
Treasury stock purchased			(1)	(41)					(41)
Treasury stock issued under management incentive and stock option plans			1	39	(40)	—			(1)
Balance at October 30, 2022	323	$12	(24)	$(1,140)	$375	$4,224	$(4)	$2	$3,469
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Significant Accounting Policies
In this Form 10-Q, unless otherwise stated, the terms "we," "us," "our" and the "company" refer to Campbell Soup Company and its consolidated subsidiaries.
The financial statements reflect all adjustments which are, in our opinion, necessary for a fair statement of the results of operations, financial position and cash flows for the indicated periods. The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our Annual Report on Form 10-K for the year ended July 31, 2022.
The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year. Our fiscal year ends on the Sunday nearest July 31, which is July 30, 2023.
2. Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In September 2022, the Financial Accounting Standards Board (FASB) issued guidance that enhances the transparency of supplier finance programs by requiring disclosure of the key terms of these programs and a related rollforward of these obligations to understand the effect on working capital, liquidity and cash flows. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods in those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our disclosures.
3. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	Foreign Currency Translation Adjustments(1)	Cash-Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at August 1, 2021	$6	$(4)	$3	$5
Other comprehensive income (loss) before reclassifications	—	2	—	2
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	—	2	—	2
Balance at October 31, 2021	$6	$(2)	$3	$7

Balance at July 31, 2022	$—	$—	$2	$2
Other comprehensive income (loss) before reclassifications	(8)	5	—	(3)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(3)	—	(3)
Net current-period other comprehensive income (loss)	(8)	2	—	(6)
Balance at October 30, 2022	$(8)	$2	$2	$(4)
_____________________________________
(1)Included no tax as of October 30, 2022, July 31, 2022, October 31, 2021 and August 1, 2021.
(2)Included tax expense of $1 million as of October 30, 2022, no tax as of July 31, 2022 and October 31, 2021, and a tax benefit of $1 million as of August 1, 2021.
(3)Included tax expense of $1 million as of October 30, 2022, July 31, 2022, October 31, 2021, and August 1, 2021.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended
(Millions)	October 30, 2022	October 31, 2021	Location of Loss (Gain) Recognized in Earnings
Losses (gains) on cash-flow hedges:
Commodity contracts	$(3)	$(1)	Cost of products sold
Foreign exchange forward contracts	(1)	1	Cost of products sold
Total before tax	(4)	—
Tax expense (benefit)	1	—
Loss (gain), net of tax	$(3)	$—
4. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill:

(Millions)	Meals & Beverages	Snacks	Total
Net balance at July 31, 2022	$993	$2,986	$3,979
Foreign currency translation adjustment	(6)	—	(6)
Net balance at October 30, 2022	$987	$2,986	$3,973

Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill:

	October 30, 2022			July 31, 2022
(Millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$830	$(192)	$638	$830	$(181)	$649
Non-amortizable intangible assets
Snyder's of Hanover			$620			$620
Lance			350			350
Kettle Brand			318			318
Pace			292			292
Pacific Foods			280			280
Various other Snacks(1)			689			689
Total trademarks			$2,549			$2,549
Total net intangible assets			$3,187			$3,198
____________________________________
(1)Associated with the acquisition of Snyder's-Lance, Inc. (Snyder's-Lance).
Amortization of intangible assets was $11 million for both the three-month periods ended October 30, 2022 and October 31, 2021. As of October 30, 2022, amortizable intangible assets had a weighted-average remaining useful life of 16 years. Amortization expense for the next 5 years is estimated to be approximately $41 million per year.
As of our 2022 annual impairment testing, indefinite-lived trademarks with 10% or less of excess coverage of fair value over carrying value had an aggregate carrying value of $434 million and included Pacific Foods and certain other Snacks trademarks.
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
5. Segment Information
Our reportable segments are as follows:
•Meals & Beverages, which consists of our soup, simple meals and beverages products in retail and foodservice in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; V8 juices and beverages; and Campbell’s tomato juice. The segment also includes snacking products in foodservice and Canada; and
•Snacks, which consists of Pepperidge Farm cookies*, crackers, fresh bakery and frozen products, including Goldfish crackers*, Snyder’s of Hanover pretzels*, Lance sandwich crackers*, Cape Cod potato chips*, Kettle Brand potato chips*, Late July snacks*, Snack Factory pretzel crisps*, Pop Secret popcorn, Emerald nuts, and other snacking products in retail in the U.S. We refer to the * brands as our "power brands." The segment also includes the retail business in Latin America.
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

	Three Months Ended
(Millions)	October 30, 2022	October 31, 2021
Net sales
Meals & Beverages	$1,455	$1,266
Snacks	1,120	970
Total	$2,575	$2,236

	Three Months Ended
(Millions)	October 30, 2022	October 31, 2021
Earnings before interest and taxes
Meals & Beverages	$331	$280
Snacks	153	128
Corporate income (expense)(1)	(48)	(32)
Restructuring charges(2)	—	—
Total	$436	$376
_______________________________________
(1)Represents unallocated items. There were pension actuarial losses of $15 million and $6 million in the three-month periods ended October 30, 2022, and October 31, 2021, respectively. Costs related to the cost savings initiatives were $3 million and $4 million in the three-month periods ended October 30, 2022, and October 31, 2021, respectively. Unrealized mark-to-market adjustments on outstanding undesignated commodity hedges were gains of $5 million and losses of $3 million in the three-month periods ended October 30, 2022, and October 31, 2021, respectively.
(2)See Note 6 for additional information.

Our net sales based on product categories are as follows:

	Three Months Ended
(Millions)	October 30, 2022	October 31, 2021
Net sales
Soup	$893	$797
Snacks	1,173	1,003
Other simple meals	315	264
Beverages	194	172
Total	$2,575	$2,236
Soup includes various soup, broths and stock products. Snacks include cookies, pretzels, crackers, popcorn, nuts, potato chips, tortilla chips and other salty snacks and baked products. Other simple meals include sauces, gravies, pasta, beans and canned poultry. Beverages include V8 juices and beverages, Campbell’s tomato juice and Pacific Foods non-dairy beverages.
6. Restructuring Charges and Cost Savings Initiatives
Multi-year Cost Savings Initiatives and Snyder's-Lance Cost Transformation Program and Integration
Continuing Operations
Beginning in fiscal 2015, we implemented initiatives to reduce costs and to streamline our organizational structure.
Over the years, we expanded these initiatives by continuing to optimize our supply chain and manufacturing networks, as well as our information technology infrastructure.
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
A summary of the pre-tax charges recognized in the Consolidated Statements of Earnings related to these initiatives is as follows:

	Three Months Ended
(Millions)	October 30, 2022	October 31, 2021	Recognized as of October 30, 2022
Restructuring charges	$—	$—	$264
Administrative expenses	3	2	362
Cost of products sold	—	2	84
Marketing and selling expenses	—	—	14
Research and development expenses	—	—	4
Total pre-tax charges	$3	$4	$728
A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of October 30, 2022
Severance pay and benefits	$227
Asset impairment/accelerated depreciation	82
Implementation costs and other related costs	419
Total	$728
The total estimated pre-tax costs for actions that have been identified are approximately $735 million to $740 million and we expect to incur the costs through 2023. These estimates will be updated as the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of the following: approximately $230 million in severance pay and benefits; approximately $85 million in asset impairment and accelerated depreciation; and approximately

$420 million to $425 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 30%; Snacks - approximately 44%; and Corporate - approximately 26%.
Of the aggregate $735 million to $740 million of pre-tax costs identified to date, we expect approximately $635 million to $640 million will be cash expenditures. In addition, we expect to invest approximately $450 million in capital expenditures, of which we invested $440 million as of October 30, 2022. We expect to invest in substantially all of the capital expenditures through 2023. The capital expenditures primarily relate to a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, transition of production within our Meals & Beverages manufacturing network, optimization of information technology infrastructure and applications and optimization of the Snyder’s-Lance warehouse and distribution network.
A summary of the restructuring activity and related reserves at October 30, 2022, is as follows:

(Millions)	Severance Pay and Benefits	Implementation Costs and Other Related Costs(1)	Total Charges
Accrued balance at July 31, 2022	$7
2023 charges	—	3	$3
2023 cash payments	(2)
Accrued balance at October 30, 2022	$5
__________________________________
(1)Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet. The costs are included in Administrative expenses in the Consolidated Statements of Earnings.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	October 30, 2022
(Millions)	Three Months Ended	Costs Incurred to Date
Meals & Beverages	$—	$225
Snacks	—	321
Corporate	3	182
Total	$3	$728
7. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three-month periods ended October 30, 2022, and October 31, 2021, excludes approximately 1 million stock options that would have been antidilutive.
8. Pension and Postretirement Benefits
Components of net benefit expense (income) were as follows:

	Three Months Ended
	Pension		Postretirement
(Millions)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Service cost	$4	$4	$—	$—
Interest cost	17	10	2	1
Expected return on plan assets	(27)	(30)	—	—
Amortization of prior service cost	—	—	—	—
Actuarial losses	15	6	—	—
Net periodic benefit expense (income)	$9	$(10)	$2	$1
The actuarial losses resulted from the remeasurement of a U.S. pension plan for the three-month period ended

October 30, 2022 and a U.S. and a Canadian pension plan for the three-month period ended October 31, 2021. These remeasurements were each due to lump sum distributions that exceeded or are expected to exceed service and interest costs resulting in settlement accounting for the plans. The actuarial losses recognized for the three-month periods ended October 30, 2022, and October 31, 2021, were primarily due to losses on plan assets, partially offset by increases in discount rates used to determine the benefit obligation.
9. Leases
The components of lease costs were as follows:

	Three Months Ended
(Millions)	October 30, 2022	October 31, 2021
Operating lease cost	$20	$19
Finance lease - amortization of right-of-use (ROU) assets	4	4
Short-term lease cost	17	13
Variable lease cost(1)	50	52
Total	$91	$88
__________________________________________
(1)Includes labor and other overhead in our service contracts with embedded leases.
The following tables summarize the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
(Millions)	Balance Sheet Classification	October 30, 2022	July 31, 2022
ROU assets, net	Other assets	$235	$239
Lease liabilities (current)	Accrued liabilities	$59	$62
Lease liabilities (noncurrent)	Other liabilities	$176	$177

	Finance Leases
(Millions)	Balance Sheet Classification	October 30, 2022	July 31, 2022
ROU assets, net	Plant assets, net of depreciation	$24	$28
Lease liabilities (current)	Short-term borrowings	$13	$14
Lease liabilities (noncurrent)	Long-term debt	$13	$16
The following table summarizes cash flow and other information related to leases:

	Three Months Ended
(Millions)	October 30, 2022	October 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20	$19
Financing cash flows from finance leases	$4	$4

ROU assets obtained in exchange for lease obligations:
Operating leases	$15	$14
Finance leases	$—	$13
10. Financial Instruments
The principal market risks to which we are exposed are changes in foreign currency exchange rates, interest rates and commodity prices. In addition, we are exposed to price changes related to certain deferred compensation obligations. In order to manage these exposures, we follow established risk management policies and procedures, including the use of derivative contracts such as swaps, rate locks, options, forwards and commodity futures. We enter into these derivative contracts for periods consistent with the related underlying exposures, and the contracts do not constitute positions independent of those exposures. We do not enter into derivative contracts for speculative purposes and do not use leveraged instruments. Our derivative programs include instruments that qualify for hedge accounting treatment and instruments that are not designated as accounting hedges.
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit risk-related contingent features in our derivative instruments as of October 30, 2022, or July 31, 2022.
We are also exposed to credit risk from our customers. During 2022, our largest customer accounted for approximately 22% of consolidated net sales. Our five largest customers accounted for approximately 47% of our consolidated net sales in 2022.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk, primarily the Canadian dollar, related to intercompany transactions and third-party transactions. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $121 million as of October 30, 2022, and $140 million as of July 31, 2022. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income (loss). The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $18 million as of October 30, 2022, and $13 million as of July 31, 2022.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. There were no interest rate swaps outstanding as of October 30, 2022, or July 31, 2022.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, natural gas, soybean oil, aluminum, cocoa, corn, soybean meal and butter. Commodity futures, options and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. The notional amount of commodity contracts designated as cash-flow hedges was $3 million as of July 31, 2022. There were no commodity contracts designated as cash-flow hedges as of October 30, 2022. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. The notional amount of commodity contracts not designated as accounting hedges was $281 million as of October 30, 2022, and $254 million as of July 31, 2022. The change in fair value on undesignated instruments is recorded in Cost of products sold.
We have a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional amount was approximately $15 million as of October 30, 2022, and $39 million as of July 31, 2022. The change in fair value on the embedded derivative is recorded in Cost of products sold.
Deferred Compensation Obligation Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Vanguard Extended Market Index Plus Fund, the Vanguard Institutional Index Institutional Plus Fund, the Vanguard Short-Term Bond Index Fund and the Vanguard Total International Stock Index Fund. These contracts are not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $50 million as of October 30, 2022, and July 31, 2022.
The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of October 30, 2022, and July 31, 2022:

(Millions)	Balance Sheet Classification	October 30, 2022	July 31, 2022
Asset Derivatives
Derivatives designated as hedges:
Commodity contracts	Other current assets	$—	$3
Foreign exchange forward contracts	Other current assets	7	2
Total derivatives designated as hedges		$7	$5
Derivatives not designated as hedges:
Commodity contracts	Other current assets	$13	$20
Deferred compensation contracts	Other current assets	2	—
Total derivatives not designated as hedges		$15	$20
Total asset derivatives		$22	$25

(Millions)	Balance Sheet Classification	October 30, 2022	July 31, 2022
Liability Derivatives
Derivatives not designated as hedges:
Commodity contracts	Accrued liabilities	$19	$30
Deferred compensation contracts	Accrued liabilities	—	4
Total derivatives not designated as hedges		$19	$34
Total liability derivatives		$19	$34
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of October 30, 2022, and July 31, 2022, would be adjusted as detailed in the following table:

	October 30, 2022			July 31, 2022
(Millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$22	$(12)	$10	$25	$(17)	$8
Total liability derivatives	$19	$(12)	$7	$34	$(17)	$17
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. Cash margin asset balances of $11 million at October 30, 2022, and $8 million at July 31, 2022, were included in Other current assets in the Consolidated Balance Sheets.

The following table shows the effect of our derivative instruments designated as cash-flow hedges for the three-month periods ended October 30, 2022, and October 31, 2021, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
(Millions)		October 30, 2022	October 31, 2021
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$—	$(5)
Effective portion of changes in fair value recognized in OCI:
Commodity contracts		—	3
Foreign exchange forward contracts		7	—
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Commodity contracts	Cost of products sold	(3)	(1)
Foreign exchange forward contracts	Cost of products sold	(1)	1
OCI derivative gain (loss) at end of quarter		$3	$(2)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a gain of $7 million.
The following table shows the total amounts of line items presented in the Consolidated Statements of Earnings for the three-month periods ended October 30, 2022, and October 31, 2021, in which the effects of derivative instruments designated as cash-flow hedges are recorded and the total effect of hedge activity on these line items are as follows:

	Three Months Ended
	October 30, 2022	October 31, 2021
(Millions)	Cost of products sold	Cost of products sold
Consolidated Statements of Earnings:	$1,741	$1,514

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$(4)	$—
The amount excluded from effectiveness testing recognized in each line item of earnings using an amortization approach was not material in all periods presented.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

	Location of Loss (Gain) Recognized in Earnings	Three Months Ended
(Millions)		October 30, 2022	October 31, 2021
Foreign exchange forward contracts	Cost of products sold	$(1)	$—
Commodity contracts	Cost of products sold	(12)	(9)
Deferred compensation contracts	Administrative expenses	2	(1)
Total loss (gain)		$(11)	$(10)
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis as of October 30, 2022, and July 31, 2022, consistent with the fair value hierarchy:

	Fair Value as of October 30, 2022	Fair Value Measurements at October 30, 2022 Using Fair Value Hierarchy			Fair Value as of July 31, 2022	Fair Value Measurements at July 31, 2022 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$7	$—	$7	$—	$2	$—	$2	$—
Commodity derivative contracts(2)	13	2	9	2	23	—	19	4
Deferred compensation derivative contracts(3)	2	—	2	—	—	—	—	—
Deferred compensation investments(4)	1	1	—	—	2	2	—	—
Total assets at fair value	$23	$3	$18	$2	$27	$2	$21	$4

	Fair Value as of October 30, 2022	Fair Value Measurements at October 30, 2022 Using Fair Value Hierarchy			Fair Value as of July 31, 2022	Fair Value Measurements at July 31, 2022 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Commodity derivative contracts(2)	$19	$5	$14	$—	$30	$6	$24	$—
Deferred compensation derivative contracts(3)	—	—	—	—	4	—	4	—
Deferred compensation obligation(4)	99	99	—	—	96	96	—	—
Total liabilities at fair value	$118	$104	$14	$—	$130	$102	$28	$—
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
(3)Based on index swap rates.
(4)Based on the fair value of the participants’ investments.

The following table summarizes the changes in fair value of Level 3 assets and liabilities for the three-month periods ended October 30, 2022, and October 31, 2021:

	Three Months Ended
(Millions)	October 30, 2022	October 31, 2021
Fair value at beginning of year	$4	$1
Gains (losses)	(1)	3
Settlements	(1)	(3)
Fair value at end of quarter	$2	$1
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
There were $22 million of cash equivalents at October 30, 2022, and $27 million at July 31, 2022. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt was $4.352 billion at October 30, 2022, and $4.637 billion at July 31, 2022. The carrying value was $4.852 billion at October 30, 2022, and $4.81 billion at July 31, 2022. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
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
During the three-month period ended October 30, 2022, we repurchased 859 thousand shares at a cost of $41 million pursuant to our June 2021 program. As of October 30, 2022, approximately $131 million remained available under the June 2021 program and approximately $375 million remained available under the September 2021 program. During the three-month ended October 31, 2021, we repurchased approximately 1.5 million shares at a cost of $63 million.
13. Stock-based Compensation
We provide compensation benefits by issuing stock options, unrestricted stock and restricted stock units (including time-lapse restricted stock units, EPS performance restricted stock units, total shareholder return (TSR) performance restricted stock units and free cash flow (FCF) performance restricted stock units). In 2023, we issued time-lapse restricted stock units, unrestricted stock, TSR performance restricted stock units and EPS performance restricted stock units. We last issued stock options and FCF performance restricted stock units in 2019.
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statements of Earnings were as follows:

	Three Months Ended
(Millions)	October 30, 2022	October 31, 2021
Total pre-tax stock-based compensation expense	$15	$14
Tax-related benefits	$3	$2

The following table summarizes stock option activity as of October 30, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)	(Millions)
Outstanding at July 31, 2022	1,297	$46.04
Granted	—	$—
Exercised	(43)	$41.01
Terminated	—	$—
Outstanding at October 30, 2022	1,254	$46.22	4.6	$9
Exercisable at October 30, 2022	1,254	$46.22	4.6	$9
The total intrinsic value of options exercised during the three-month periods ended October 30, 2022 and October 31, 2021 was not material. We measured the fair value of stock options using the Black-Scholes option pricing model.
We expensed stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expensed on an accelerated basis. As of January 2022, compensation related to stock options was fully expensed.
The following table summarizes time-lapse restricted stock units and EPS performance restricted stock units as of October 30, 2022:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2022	1,946	$43.88
Granted	1,111	$47.12
Vested	(715)	$45.29
Forfeited	(17)	$43.96
Nonvested at October 30, 2022	2,325	$44.99
We determine the fair value of time-lapse restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis.
In 2023 and 2022, we granted EPS performance restricted stock units that will be earned upon the achievement of our adjusted EPS compound annual growth rate goal, measured over a three-year period. The actual number of EPS performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of EPS performance restricted stock units is based upon the quoted price of our stock at the date of grant. We expense EPS performance restricted stock units on a straight-line basis over the service period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We estimate expense based on the number of awards expected to vest. There were 590 thousand EPS performance target grants outstanding at October 30, 2022, with a weighted-average grant-date fair value of $44.32.
In 2019, we issued approximately 388 thousand FCF performance restricted stock units for which vesting was contingent upon achievement of free cash flow (defined as Net cash provided by operating activities less capital expenditures and certain investing and financing activities) compared to annual operating plan objectives over a three-year period. An annual objective was established each fiscal year for three consecutive years. Performance against these objectives was averaged at the end of the three-year period to determine the number of underlying units that would vest at the end of the three years. The actual number of FCF performance restricted stock units issued at the vesting date could have ranged from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of FCF performance restricted stock units was based upon the quoted price of our stock at the date of grant. We expensed FCF performance restricted stock units over the requisite service period of each objective. We estimated expense based on the number of awards expected to vest. In the first quarter of 2022, recipients of FCF performance restricted stock units earned 167% of the initial grants based upon the average of actual performance achieved during a three-year period ended August 1, 2021. As a result, approximately 158 thousand additional shares were awarded. As of October 31, 2021, there were no FCF performance target grants outstanding.

As of October 30, 2022, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS performance restricted stock units was $72 million, which will be amortized over the weighted-average remaining service period of 2.0 years. The fair value of restricted stock units vested during the three-month periods ended October 30, 2022, and October 31, 2021, was $34 million, and $48 million, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the three-month period ended October 31, 2021 was $41.82.
The following table summarizes TSR performance restricted stock units as of October 30, 2022:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2022	1,153	$55.63
Granted	296	$53.74
Vested	(443)	$63.06
Forfeited	(7)	$51.16
Nonvested at October 30, 2022	999	$51.81
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation.
Assumptions used in the Monte Carlo simulation were as follows:

	2023	2022
Risk-free interest rate	4.29%	0.45%
Expected dividend yield	3.09%	3.50%
Expected volatility	26.40%	27.43%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of October 30, 2022, total remaining unearned compensation related to TSR performance restricted stock units was $25 million, which will be amortized over the weighted-average remaining service period of 2.0 years. In the first quarter of 2023, recipients of TSR performance restricted stock units earned 100% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 29, 2022. In the first quarter of 2022, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 30, 2021. The fair value of TSR performance restricted stock units vested during the three-month periods ended October 30, 2022, and October 31, 2021, was $21 million and $8 million, respectively. The grant-date fair value of the TSR performance restricted stock units granted during three-month period ended October 31, 2021, was $45.65.
The tax benefits on the exercise of stock options in the three-month periods ended October 30, 2022, and October 31, 2021 were not material. Cash received from the exercise of stock options was $2 million and $1 million for the three-month periods ended October 30, 2022, and October 31, 2021, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
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
On January 7, 2019, three purported shareholder class action lawsuits pending in the United States District Court for the District of New Jersey (the Court) were consolidated under the caption, In re Campbell Soup Company Securities Litigation, Civ. No. 1:18-cv-14385-NLH-JS (the Action). Oklahoma Firefighters Pension and Retirement System was appointed lead plaintiff in the Action and, on March 1, 2019, filed an amended consolidated complaint. The company, Denise Morrison (the company's former President and Chief Executive Officer), and Anthony DiSilvestro (the company's former Senior Vice President and Chief Financial Officer) are defendants in the Action. The amended consolidated complaint alleges that, in public statements between July 19, 2017 and May 17, 2018, the defendants made materially false and misleading statements and/or omitted material information about the company's business, operations, customer relationships, and prospects, specifically with regard to the Campbell Fresh segment. The amended consolidated complaint seeks unspecified monetary damages and other relief. On April 30, 2019, the defendants filed a motion to dismiss the amended consolidated complaint, which the Court granted on November 30, 2020, with leave to amend the complaint. On January 15, 2021, the plaintiff filed its second amended consolidated complaint. On March 10, 2021 the defendants filed a motion to dismiss the second amended consolidated complaint. On October 11, 2022, the Court granted the defendants’ motion to dismiss the second amended consolidated complaint with prejudice. The plaintiff did not appeal the Court's order dismissing the second amended consolidated complaint with prejudice, bringing this matter to a conclusion.
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of October 30, 2022. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
Other Contingencies
We have provided certain indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at October 30, 2022.
15. Supplemental Financial Statement Data

(Millions)	October 30, 2022	July 31, 2022
Balance Sheets
Inventories
Raw materials, containers and supplies	$481	$390
Finished products	880	856
	$1,361	$1,246

	Three Months Ended
(Millions)	October 30, 2022	October 31, 2021
Statements of Earnings
Other expenses / (income)
Amortization of intangible assets	$11	$11
Net periodic benefit expense (income) other than the service cost	7	(13)
Other	—	1
	$18	$(1)

16. Subsequent Event
On November 15, 2022, we entered into a delayed draw term loan credit agreement (the DDTL Credit Agreement) totaling up to $500 million scheduled to mature on November 15, 2025. Loans under the DDTL Credit Agreement will bear interest at the rates specified in the DDTL Credit Agreement, which vary based on the type of loan and certain other conditions. The DDTL Credit Agreement contains customary representations and warranties, affirmative and negative covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the DDTL Credit Agreement) of not less than 3.25:1.00, and events of default for credit facilities of this type. We anticipate using any of the proceeds of the loans under the DDTL Credit Agreement to refinance our existing $566 million Notes with a maturity date of March 15, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
This Management's Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in "Part I - Item 1. Financial Statements," and our Form 10-K for the year ended July 31, 2022, including but not limited to "Part I - Item 1A. Risk Factors" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
Executive Summary
Unless otherwise stated, the terms "we," "us," "our" and the "company" refer to Campbell Soup Company and its consolidated subsidiaries.
We are a manufacturer and marketer of high-quality, branded food and beverage products. We operate in a highly competitive industry and experience competition in all of our categories.
Business Trends
We have been actively monitoring the impact of the dynamic macroeconomic environment, including input cost inflation, the conflict between Russia and Ukraine and the COVID-19 pandemic, on all aspects of our business.
We anticipate that 2023 will continue to be a dynamic macroeconomic environment and we expect elevated levels of input cost inflation to persist throughout 2023. We will continue to take actions to mitigate a portion of this inflationary pressure, but we do not expect such benefits will fully offset the incremental costs in 2023.
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
•Net sales increased 15% in the quarter to $2.575 billion due to inflation-driven pricing and sales allowances, partially offset by volume declines.
•Gross profit, as a percent of sales, was 32.4% in 2023 compared to 32.3% in the prior-year quarter. The increase was primarily due to inflation-driven pricing actions, supply chain productivity improvements, lower promotional spending and lower restructuring-related costs, partially offset by higher cost inflation and other supply chain costs as well as unfavorable volume/mix.
•Earnings per share were $.99 in 2023, compared to $.86 a year ago. The current and prior-year quarter included expenses of $.03 per share from items impacting comparability as discussed below.
Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of net earnings and net earnings per share:
•We implemented several cost savings initiatives in recent years. In the first quarter of 2023, we recorded implementation costs and other related costs of $3 million in Administrative expenses ($.01 per share) related to these initiatives. In the first quarter of 2022, we recorded implementation costs and other related costs of $2 million in Administrative expenses and $2 million in Cost of products sold (aggregate impact of $3 million after tax, or $.01 per share) related to these initiatives. See Note 6 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;

•In the first quarter of 2023, we recognized actuarial losses in Other expenses / (income) of $15 million ($11 million after tax, or $.04 per share). In the first quarter of 2022, we recognized actuarial losses in Other expenses / (income) of $6 million ($5 million after tax, or $.02 per share). The actuarial losses related to interim remeasurements of certain pension plans due to lump sum distributions that exceeded or are expected to exceed service and interest costs resulting in settlement accounting for the plans; and
•In the first quarter of 2023, we recognized gains in Cost of products sold of $5 million ($4 million after tax, or $.01 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. In the first quarter of 2022, we recognized losses in Cost of products sold of $3 million ($2 million after tax, or $.01 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges.
The items impacting comparability are summarized below:

	Three Months Ended
	October 30, 2022		October 31, 2021
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$297	$.99	$261	$.86

Restructuring charges, implementation costs and other related costs	$(3)	$(.01)	$(3)	$(.01)
Pension actuarial losses	(11)	(.04)	(5)	(.02)
Commodity mark-to-market gains (losses)	4	.01	(2)	(.01)
Impact of items on Net earnings(1)	$(10)	$(.03)	$(10)	$(.03)
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Net earnings attributable to Campbell Soup Company were $297 million ($.99 per share) in the current quarter, compared to $261 million ($.86 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings increased reflecting an improved gross profit, partially offset by higher marketing and selling expenses, a higher effective tax rate and higher other expenses. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding.
FIRST-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	October 30, 2022	October 31, 2021	% Change
Meals & Beverages	$1,455	$1,266	15
Snacks	1,120	970	15
	$2,575	$2,236	15

An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages(2)	Snacks	Total
Volume and mix	(1)%	(2)%	(1)%
Price and sales allowances	15	18	16
Decreased / (increased) promotional spending(1)	1	(1)	—
Currency	(1)	—	—
	15%	15%	15%
__________________________________________
(1)Represents revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales increased 15% primarily due to increases across U.S. retail products, including U.S. soup and Prego pasta sauces, as well as gains in foodservice. Inflation-driven pricing and sales allowances and lower levels of promotional spending were partially offset by volume declines. Sales of U.S. soup increased 11% due to increases in ready-to-serve soups, condensed soups and broth.
In Snacks, sales increased 15% driven by sales of our power brands, which increased 21%. Sales increased due to increases in cookies and crackers, primarily Goldfish crackers, and in salty snacks, primarily Snyder’s of Hanover pretzels and Kettle Brand and Cape Cod potato chips. Inflation-driven pricing and sales allowances were partly offset by volume declines and increased promotional spending relative to moderated levels in the prior year.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $112 million in 2023 from 2022. As a percent of sales, gross profit was 32.4% in 2023 and 32.3% in 2022.
The 10 basis-point increase in gross profit margin was due to the following factors:

Margin Impact
Price and sales allowances	1,130
Productivity improvements	230
Lower level of promotional spending	10
Lower restructuring-related costs	10
Cost inflation, supply chain costs and other factors(1)	(1,220)
Volume/mix(2)	(150)
10
__________________________________________
(1)Includes an estimated positive margin impact of a 30 basis-point benefit from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedge and 10 basis points from the benefit of cost savings initiatives, which were more than offset by cost inflation and other factors.
(2)Includes the impact of operating leverage.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 7.8% in 2023 compared to 7.6% in 2022. Marketing and selling expenses increased 18% in 2023 from 2022. The increase was primarily due to higher advertising and consumer promotion expense (approximately 13 points) and higher selling expenses (approximately 9 points), partially offset by increased benefits from cost savings initiatives (approximately 2 points). The increase in advertising and consumer promotion expense was due in part to moderated levels in the prior year from supply constraints.
Administrative Expenses
Administrative expenses as a percent of sales were 6.1% in 2023 compared to 7.0% in 2022. Administrative expenses increased 1% in 2023 from 2022. The increase was primarily due to higher general administrative costs and inflation (approximately 9 points), partially offset by lower expenses related to the settlement of certain legal claims (approximately 8 points).
Other Expenses / (Income)
Other expenses were $18 million in 2023 compared to other income of $1 million in 2022. Other expenses in 2023 included pension actuarial losses of $15 million. Other income in 2022 included pension actuarial losses of $6 million. Excluding these amounts, the remaining change was primarily due to lower net periodic pension and postretirement benefit income in the current year.
Operating Earnings
Segment operating earnings increased 19% in 2023 from 2022.

An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	October 30, 2022	October 31, 2021	% Change
Meals & Beverages	$331	$280	18
Snacks	153	128	20
	484	408	19
Corporate income (expense)	(48)	(32)
Restructuring charges(1)	—	—
Earnings before interest and taxes	$436	$376
__________________________________________
(1)See Note 6 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages increased 18%. The increase was primarily due to higher gross profit, partially offset by higher marketing and selling expenses. Gross profit margin increased due to the impact of inflation-driven pricing actions, supply chain productivity improvements and lower levels of promotional spending, partially offset by higher cost inflation and other supply chain costs as well as unfavorable volume/mix.
Operating earnings from Snacks increased 20%. The increase was primarily due to higher gross profit and lower administrative expenses, partially offset by higher marketing and selling expenses. Gross profit margin declined due to higher cost inflation and other supply chain costs as well as unfavorable volume/mix and higher levels of promotional spending, partially offset by the impact of inflation-driven pricing actions and supply chain productivity improvements.
Corporate expense in 2023 included pension actuarial losses of $15 million, costs of $3 million related to costs savings initiatives and unrealized mark-to-market gains on outstanding undesignated commodity hedges of $5 million. Corporate expense in 2022 included pension actuarial losses of $6 million, costs of $4 million related to cost savings initiatives and unrealized mark-to-market losses on outstanding undesignated commodity hedges of $3 million. Excluding these amounts, the remaining increase was primarily due to lower net periodic pension and postretirement benefit income in the current year.
Interest Expense
Interest expense of $47 million in 2023 is comparable to 2022.
Taxes on Earnings
The effective tax rate was 23.8% in 2023 and 20.7% in 2022. The increase in the effective tax rate was primarily due to the favorable resolution of several tax matters in 2022.
Restructuring Charges and Cost Savings Initiatives
Multi-year Cost Savings Initiatives and Snyder's-Lance Cost Transformation Program and Integration
Continuing Operations
Beginning in fiscal 2015, we implemented initiatives to reduce costs and to streamline our organizational structure.
Over the years, we expanded these initiatives by continuing to optimize our supply chain and manufacturing networks, as well as our information technology infrastructure.
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
A summary of the pre-tax charges recognized in the Consolidated Statements of Earnings related to these initiatives is as follows:

	Three Months Ended
(Millions, except per share amounts)	October 30, 2022	October 31, 2021	Recognized as of October 30, 2022
Restructuring charges	$—	$—	$264
Administrative expenses	3	2	362
Cost of products sold	—	2	84
Marketing and selling expenses	—	—	14
Research and development expenses	—	—	4
Total pre-tax charges	$3	$4	$728

Aggregate after-tax impact	$3	$3
Per share impact	$.01	$.01
A summary of the pre-tax costs associated with these initiatives is as follows:

(Millions)	Recognized as of October 30, 2022
Severance pay and benefits	$227
Asset impairment/accelerated depreciation	82
Implementation costs and other related costs	419
Total	$728
The total estimated pre-tax costs for actions that have been identified are approximately $735 million to $740 million and we expect to incur the costs through 2023. These estimates will be updated as the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of the following: approximately $230 million in severance pay and benefits; approximately $85 million in asset impairment and accelerated depreciation; and approximately $420 million to $425 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 30%; Snacks - approximately 44%; and Corporate - approximately 26%.
Of the aggregate $735 million to $740 million of pre-tax costs identified to date, we expect approximately $635 million to $640 million will be cash expenditures. In addition, we expect to invest approximately $450 million in capital expenditures, of which we invested $440 million as of October 30, 2022. We expect to invest in substantially all of the capital expenditures through 2023. The capital expenditures primarily relate to a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, transition of production within our Meals & Beverages manufacturing network, optimization of information technology infrastructure and applications and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives, once all phases are implemented, to generate annual ongoing savings of approximately $1 billion by the end of 2025. As of October 30, 2022, we have generated total program-to-date pre-tax savings of $860 million.

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	October 30, 2022
(Millions)	Three Months Ended	Costs Incurred to Date
Meals & Beverages	$—	$225
Snacks	—	321
Corporate	3	182
Total	$3	$728
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We generated cash flows from operations of $227 million in 2023, compared to $288 million in 2022. The decline in 2023 was primarily due to changes in working capital, partially offset by higher cash earnings.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements. We had negative working capital of $729 million as of October 30, 2022, and $923 million as of July 31, 2022. Total debt maturing within one year was $858 million as of October 30, 2022, and $814 million as of July 31, 2022.
Capital expenditures were $77 million in 2023 and $69 million in 2022. Capital expenditures are expected to total approximately $325 million in 2023. Capital expenditures in the first three months of 2023 included chip and cracker capacity expansion for our Snacks business and a new manufacturing line for our Meals & Beverages business.
In Snacks, we have a direct-store-delivery distribution model that uses independent contractor distributors. In order to maintain and expand this model, we routinely purchase and sell routes. The purchase and sale proceeds of the routes are reflected in investing activities.
Dividend payments were $115 million in 2023 and $116 million in 2022. The regular quarterly dividend paid on our capital stock was $.37 per share in both the first quarter of 2023 and 2022. On September 21, 2022, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on October 31, 2022 to shareholders of record at the close of business on October 6, 2022. On November 30, 2022, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on January 30, 2023 to shareholders of record at the close of business on January 5, 2023.
In June 2021, the Board authorized an anti-dilutive share repurchase program of up to $250 million (June 2021 program) to offset the impact of dilution from shares issued under our stock compensation programs. The June 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the anti-dilutive program may be made in open-market or privately negotiated transactions. In September 2021, the Board approved a strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. We repurchased 859 thousand shares at a cost of $41 million in 2023 pursuant to our June 2021 program. As of October 30, 2022, approximately $131 million remained available under the June 2021 program and approximately $375 million remained available under the September 2021 program. See Note 12 to the Consolidated Financial Statements and “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
As of October 30, 2022, we had $858 million of short-term borrowings due within one year, $280 million of which was comprised of commercial paper borrowings. As of October 30, 2022, we issued $30 million of standby letters of credit. On September 27, 2021, we entered into a committed revolving credit facility totaling $1.85 billion scheduled to mature on September 27, 2026. The facility remained unused at October 30, 2022, except for $1 million of standby letters of credit that we issued under it. The facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the credit facility) of not less than 3.25:1.00, measured quarterly, and customary events of default for credit facilities of this type. Loans under this facility will bear interest at the rates specified in the facility, which vary based on the type of loan and certain other customary conditions. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
On November 15, 2022, we entered into a delayed draw term loan credit agreement (the DDTL Credit Agreement) totaling up to $500 million scheduled to mature on November 15, 2025. Loans under the DDTL Credit Agreement will bear interest at the rates specified in the DDTL Credit Agreement, which vary based on the type of loan and certain other conditions. The DDTL Credit Agreement contains customary representations and warranties, affirmative and negative covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the DDTL Credit Agreement) of not less than 3.25:1.00, and events of default for credit facilities of this type. We anticipate using any of the proceeds of the loans under the DDTL Credit Agreement to refinance our existing $566 million Notes with a maturity date of March 15, 2023.
We are in compliance with the covenants contained in our credit facilities and debt securities.
In September 2020, we filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, we may issue debt securities from time to time, depending on market conditions.
SIGNIFICANT ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended July 31, 2022 (2022 Annual Report on Form 10-K). The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our 2022 Annual Report on Form 10-K. Our significant accounting estimates are described in Management’s Discussion and Analysis included in the 2022 Annual Report on Form 10‑K.
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
We wish to caution the reader that the following important factors and those important factors described in our other Securities and Exchange Commission filings, or in our 2022 Annual Report on Form 10-K, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:
•the risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging and transportation;
•the impacts of, and associated responses to the COVID-19 pandemic on our business, suppliers, customers, consumers and employees;
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
•disruptions in or inefficiencies to our supply chain and/or operations;
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
For information regarding our exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in the 2022 Annual Report on Form 10-K. There have been no significant changes in our portfolio of financial instruments or market risk exposures from the 2022 year-end.
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and President, Meals & Beverages and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 30, 2022 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and President, Meals & Beverages and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
b.Changes in Internal Control
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are likely to materially affect, such internal control over financial reporting during the quarter ended October 30, 2022.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 14 to the Consolidated Financial Statements and incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity in the three months ended October 30, 2022 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
8/1/22-8/31/22	—	$0.00	—	$547
9/1/22-9/30/22	592,659	$48.10	592,659	$518
10/3/22-10/28/22	265,870	$47.36	265,870	$506
Total	858,529	$47.87	858,529	$506
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
Item 6. Exhibits
The Index to Exhibits, which immediately precedes the signature page, is incorporated by reference into this Report.
INDEX TO EXHIBITS

10.1*	2023 Non-Employee Director Fees.

31.1	Certification of Mark A. Clouse pursuant to Rule 13a-14(a).

31.2	Certification of Mick J. Beekhuizen pursuant to Rule 13a-14(a).

32.1	Certification of Mark A. Clouse pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Mick J. Beekhuizen pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Extension Definition Linkbase Document.

101.LAB	Inline XBRL Extension Label Linkbase Document.

101.PRE	Inline XBRL Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

*This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
December 7, 2022

CAMPBELL SOUP COMPANY

By:	/s/ Mick J. Beekhuizen
Mick J. Beekhuizen
Executive Vice President and President, Meals & Beverages and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Senior Vice President and Controller