Form 10-Q
period 2023-01-29
CAMPBELL SOUP CO
filed 2023-03-08
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File Number
January 29, 2023	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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

There were 299,475,991 shares of capital stock outstanding as of March 2, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	January 29, 2023	January 30, 2022	January 29, 2023	January 30, 2022
Net sales	$2,485	$2,209	$5,060	$4,445
Costs and expenses
Cost of products sold	1,726	1,540	3,467	3,054
Marketing and selling expenses	217	197	418	367
Administrative expenses	162	147	320	303
Research and development expenses	21	21	42	42
Other expenses / (income)	—	(19)	18	(20)
Restructuring charges	9	—	9	—
Total costs and expenses	2,135	1,886	4,274	3,746
Earnings before interest and taxes	350	323	786	699
Interest expense	45	46	92	93
Interest income	—	—	1	—
Earnings before taxes	305	277	695	606
Taxes on earnings	73	65	166	133
Net earnings	232	212	529	473
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Campbell Soup Company	$232	$212	$529	$473
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$.78	$.70	$1.77	$1.57
Weighted average shares outstanding — basic	299	302	299	302
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$.77	$.70	$1.76	$1.56
Weighted average shares outstanding — assuming dilution	301	303	301	303
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	January 29, 2023			January 30, 2022
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$232			$212
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$3	$—	3	$(4)	$—	(4)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(2)	1	(1)	5	(1)	4
Reclassification adjustment for losses (gains) included in net earnings	(2)	—	(2)	—	—	—
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	—	—	—	(1)	—	(1)
Other comprehensive income (loss)	$(1)	$1	—	$—	$(1)	(1)
Total comprehensive income (loss)			$232			$211
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$232			$211

	Six Months Ended
	January 29, 2023			January 30, 2022
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$529			$473
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(5)	$—	(5)	$(4)	$—	(4)
Cash-flow hedges:
Unrealized gains (losses) arising during period	5	(1)	4	8	(2)	6
Reclassification adjustment for losses (gains) included in net earnings	(6)	1	(5)	—	—	—
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	—	—	—	(1)	—	(1)
Other comprehensive income (loss)	$(6)	$—	(6)	$3	$(2)	1
Total comprehensive income (loss)			$523			$474
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$523			$474
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	January 29, 2023	July 31, 2022
Current assets
Cash and cash equivalents	$158	$109
Accounts receivable, net	597	541
Inventories	1,251	1,246
Other current assets	81	67
Total current assets	2,087	1,963
Plant assets, net of depreciation	2,318	2,343
Goodwill	3,975	3,979
Other intangible assets, net of amortization	3,177	3,198
Other assets	410	409
Total assets	$11,967	$11,892
Current liabilities
Short-term borrowings	$578	$814
Payable to suppliers and others	1,374	1,334
Accrued liabilities	602	621
Dividends payable	113	114
Accrued income taxes	32	3
Total current liabilities	2,699	2,886
Long-term debt	3,992	3,996
Deferred taxes	1,076	1,074
Other liabilities	599	603
Total liabilities	8,366	8,559
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	391	415
Earnings retained in the business	4,344	4,040
Capital stock in treasury, at cost	(1,144)	(1,138)
Accumulated other comprehensive income (loss)	(4)	2
Total Campbell Soup Company shareholders' equity	3,599	3,331
Noncontrolling interests	2	2
Total equity	3,601	3,333
Total liabilities and equity	$11,967	$11,892
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	January 29, 2023	January 30, 2022
Cash flows from operating activities:
Net earnings	$529	$473
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	9	—
Stock-based compensation	31	31
Pension and postretirement benefit expense (income)	3	(35)
Depreciation and amortization	176	166
Deferred income taxes	2	31
Other	51	40
Changes in working capital
Accounts receivable	(63)	(17)
Inventories	(6)	22
Other current assets	(12)	(5)
Accounts payable and accrued liabilities	38	78
Other	(26)	(18)
Net cash provided by operating activities	732	766
Cash flows from investing activities:
Purchases of plant assets	(155)	(129)
Purchases of route businesses	(3)	—
Sales of route businesses	—	2
Other	—	2
Net cash used in investing activities	(158)	(125)
Cash flows from financing activities:
Short-term borrowings, including commercial paper	1,389	444
Short-term repayments, including commercial paper	(1,626)	(486)
Dividends paid	(226)	(228)
Treasury stock purchases	(66)	(65)
Treasury stock issuances	22	1
Payments related to tax withholding for stock-based compensation	(18)	(18)
Net cash used in financing activities	(525)	(352)
Effect of exchange rate changes on cash	—	(1)
Net change in cash and cash equivalents	49	288
Cash and cash equivalents — beginning of period	109	69
Cash and cash equivalents — end of period	$158	$357
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at October 31, 2021	323	$12	(21)	$(1,038)	$372	$3,882	$7	$2	$3,237
Net earnings (loss)						212		—	212
Other comprehensive income (loss)							(1)	—	(1)
Dividends ($.37 per share)						(111)			(111)
Treasury stock purchased			—	(2)					(2)
Treasury stock issued under management incentive and stock option plans			—	1	16	—			17
Balance at January 30, 2022	323	$12	(21)	$(1,039)	$388	$3,983	$6	$2	$3,352

Balance at August 1, 2021	323	$12	(21)	$(1,021)	$414	$3,742	$5	$2	$3,154
Net earnings (loss)						473		—	473
Other comprehensive income (loss)							1	—	1
Dividends ($.74 per share)						(224)			(224)
Treasury stock purchased			(1)	(65)					(65)
Treasury stock issued under management incentive and stock option plans			1	47	(26)	(8)			13
Balance at January 30, 2022	323	$12	(21)	$(1,039)	$388	$3,983	$6	$2	$3,352

Balance at October 30, 2022	323	$12	(24)	$(1,140)	$375	$4,224	$(4)	$2	$3,469
Net earnings (loss)						232		—	232
Other comprehensive income (loss)							—	—	—
Dividends ($.37 per share)						(112)			(112)
Treasury stock purchased			—	(25)					(25)
Treasury stock issued under management incentive and stock option plans			—	21	16	—			37
Balance at January 29, 2023	323	$12	(24)	$(1,144)	$391	$4,344	$(4)	$2	$3,601

Balance at July 31, 2022	323	$12	(24)	$(1,138)	$415	$4,040	$2	$2	$3,333
Net earnings (loss)						529		—	529
Other comprehensive income (loss)							(6)	—	(6)
Dividends ($.74 per share)						(225)			(225)
Treasury stock purchased			(1)	(66)					(66)
Treasury stock issued under management incentive and stock option plans			1	60	(24)	—			36
Balance at January 29, 2023	323	$12	(24)	$(1,144)	$391	$4,344	$(4)	$2	$3,601
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
3. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	Foreign Currency Translation Adjustments(1)	Cash-Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at August 1, 2021	$6	$(4)	$3	$5
Other comprehensive income (loss) before reclassifications	(4)	6	—	2
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	—	(1)	(1)
Net current-period other comprehensive income (loss)	(4)	6	(1)	1
Balance at January 30, 2022	$2	$2	$2	$6

Balance at July 31, 2022	$—	$—	$2	$2
Other comprehensive income (loss) before reclassifications	(5)	4	—	(1)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(5)	—	(5)
Net current-period other comprehensive income (loss)	(5)	(1)	—	(6)
Balance at January 29, 2023	$(5)	$(1)	$2	$(4)
_____________________________________
(1)Included no tax as of January 29, 2023, July 31, 2022, January 30, 2022 and August 1, 2021.
(2)Included no tax as of January 29, 2023 and July 31, 2022, tax expense of $1 million as of January 30, 2022, and a tax benefit of $1 million as of August 1, 2021.
(3)Included tax expense of $1 million as of January 29, 2023, July 31, 2022, January 30, 2022, and August 1, 2021.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
(Millions)	January 29, 2023	January 30, 2022	January 29, 2023	January 30, 2022	Location of Loss (Gain) Recognized in Earnings
Losses (gains) on cash-flow hedges:
Commodity contracts	$—	$(2)	$(3)	$(3)	Cost of products sold
Foreign exchange forward contracts	(3)	1	(4)	2	Cost of products sold
Forward starting interest rate swaps	1	1	1	1	Interest expense
Total before tax	(2)	—	(6)	—
Tax expense (benefit)	—	—	1	—
Loss (gain), net of tax	$(2)	$—	$(5)	$—

Pension and postretirement benefit adjustments:
Prior service credit	$—	$(1)	$—	$(1)	Other expenses / (income)
Tax expense (benefit)	—	—	—	—
Loss (gain), net of tax	$—	$(1)	$—	$(1)
4. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill:

(Millions)	Meals & Beverages	Snacks	Total
Net balance at July 31, 2022	$993	$2,986	$3,979
Foreign currency translation adjustment	(4)	—	(4)
Net balance at January 29, 2023	$989	$2,986	$3,975

Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill:

	January 29, 2023			July 31, 2022
(Millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$830	$(202)	$628	$830	$(181)	$649
Non-amortizable intangible assets
Snyder's of Hanover			$620			$620
Lance			350			350
Kettle Brand			318			318
Pace			292			292
Pacific Foods			280			280
Various other Snacks(1)			689			689
Total trademarks			$2,549			$2,549
Total net intangible assets			$3,177			$3,198
____________________________________
(1)Associated with the acquisition of Snyder's-Lance, Inc. (Snyder's-Lance).
Amortization of intangible assets was $21 million for both the six-month periods ended January 29, 2023 and January 30, 2022. As of January 29, 2023, amortizable intangible assets had a weighted-average remaining useful life of 16 years. Amortization expense for the next 5 years is estimated to be approximately $41 million per year.

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

	Three Months Ended		Six Months Ended
(Millions)	January 29, 2023	January 30, 2022	January 29, 2023	January 30, 2022
Net sales
Meals & Beverages	$1,408	$1,275	$2,863	$2,541
Snacks	1,077	934	2,197	1,904
Total	$2,485	$2,209	$5,060	$4,445

	Three Months Ended		Six Months Ended
(Millions)	January 29, 2023	January 30, 2022	January 29, 2023	January 30, 2022
Earnings before interest and taxes
Meals & Beverages	$249	$213	$580	$493
Snacks	150	121	303	249
Corporate income (expense)(1)	(40)	(11)	(88)	(43)
Restructuring charges(2)	(9)	—	(9)	—
Total	$350	$323	$786	$699
_______________________________________
(1)Represents unallocated items. There were pension actuarial gains of $6 million and losses of $9 million in the three- and six-month periods ended January 29, 2023, and pension actuarial gains of $10 million and $4 million in the three- and six-month periods ended January 30, 2022, respectively. Costs related to the cost savings initiatives were $5 million and $8 million in the three- and six-month periods ended January 29, 2023, and $5 million and $9 million in the three- and six-month periods ended January 30, 2022, respectively. Unrealized mark-to-market adjustments on outstanding undesignated commodity hedges were losses of $4 million in the three-month period ended January 29, 2023, and losses of $3 million in the six-month period ended January 30, 2022.
(2)See Note 6 for additional information.
Our net sales based on product categories are as follows:

	Three Months Ended		Six Months Ended
(Millions)	January 29, 2023	January 30, 2022	January 29, 2023	January 30, 2022
Net sales
Soup	$852	$784	$1,745	$1,581
Snacks	1,121	966	2,294	1,969
Other simple meals	321	270	636	534
Beverages	191	189	385	361
Total	$2,485	$2,209	$5,060	$4,445
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
In 2022, we expanded these initiatives as we continue to pursue cost savings by further optimizing our supply chain and manufacturing network and through effective cost management. In the second quarter of 2023, we announced plans to consolidate our Snacks offices in Charlotte, North Carolina, and Norwalk, Connecticut, into our headquarters in Camden, New Jersey. Cost estimates for these expanded initiatives, as well as timing for certain activities, are continuing to be developed.
A summary of the pre-tax charges recognized in the Consolidated Statements of Earnings related to these initiatives is as follows:

	Three Months Ended		Six Months Ended
(Millions)	January 29, 2023	January 30, 2022	January 29, 2023	January 30, 2022	Recognized as of January 29, 2023
Restructuring charges	$9	$—	$9	$—	$273
Administrative expenses	5	3	8	5	367
Cost of products sold	—	2	—	4	84
Marketing and selling expenses	—	—	—	—	14
Research and development expenses	—	—	—	—	4
Total pre-tax charges	$14	$5	$17	$9	$742
A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of January 29, 2023
Severance pay and benefits	$236
Asset impairment/accelerated depreciation	82
Implementation costs and other related costs	424
Total	$742

The total estimated pre-tax costs for actions that have been identified are approximately $860 million to $880 million and we expect to incur the costs through 2025. These estimates will be updated as the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of the following: approximately $245 million to $250 million in severance pay and benefits; approximately $130 million in asset impairment and accelerated depreciation; and approximately $485 million to $500 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 33%; Snacks - approximately 43%; and Corporate - approximately 24%.
Of the aggregate $860 million to $880 million of pre-tax costs identified to date, we expect approximately $690 million to $710 million will be cash expenditures. In addition, we expect to invest approximately $600 million in capital expenditures through 2025, of which we invested $441 million as of January 29, 2023. The capital expenditures primarily relate to optimization of production within our Meals & Beverages manufacturing network, a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, enhancements to our headquarters in Camden, New Jersey, optimization of information technology infrastructure and applications and optimization of the Snyder’s-Lance warehouse and distribution network.
A summary of the restructuring activity and related reserves at January 29, 2023, is as follows:

(Millions)	Severance Pay and Benefits	Implementation Costs and Other Related Costs(2)	Total Charges
Accrued balance at July 31, 2022	$7
2023 charges	9	8	$17
2023 cash payments	(4)
Accrued balance at January 29, 2023(1)	$12
__________________________________
(1)Includes $5 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
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
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	January 29, 2023
(Millions)	Three Months Ended	Six Months Ended	Costs Incurred to Date
Meals & Beverages	$—	$—	$225
Snacks	10	10	331
Corporate	4	7	186
Total	$14	$17	$742
7. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three- and six-month periods ended January 29, 2023, excludes less than 1 million stock options that would have been antidilutive. The earnings per share calculation for the three- and six-month periods ended January 30, 2022, excludes approximately 1 million stock options that would have been antidilutive.

8. Pension and Postretirement Benefits
Components of net benefit expense (income) were as follows:

	Three Months Ended				Six Months Ended
	Pension		Postretirement		Pension		Postretirement
(Millions)	January 29, 2023	January 30, 2022	January 29, 2023	January 30, 2022	January 29, 2023	January 30, 2022	January 29, 2023	January 30, 2022
Service cost	$3	$5	$—	$—	$7	$9	$—	$—
Interest cost	19	11	1	1	36	21	3	2
Expected return on plan assets	(25)	(32)	—	—	(52)	(62)	—	—
Amortization of prior service credit	—	—	—	(1)	—	—	—	(1)
Actuarial losses (gains)	(6)	(10)	—	—	9	(4)	—	—
Net periodic benefit expense (income)	$(9)	$(26)	$1	$—	$—	$(36)	$3	$1
The actuarial gains and losses resulted from the remeasurement of pension plans due to lump sum distributions that exceeded or are expected to exceed service and interest costs resulting in settlement accounting for the plans. The actuarial gains recognized for the three-month period ended January 29, 2023 were primarily due to increases in discount rates used to determine the benefit obligation, partially offset by losses on plan assets. The actuarial losses recognized for the six-month period ended January 29, 2023 were primarily due to losses on plan assets, partially offset by increases in discount rates used to determine the benefit obligation. The actuarial gains recognized for the three- and six-month periods ended January 30, 2022 were primarily due to increases in discount rates used to determine the benefit obligation, partially offset by losses on plan assets.
9. Leases
The components of lease costs were as follows:

	Three Months Ended		Six Months Ended
(Millions)	January 29, 2023	January 30, 2022	January 29, 2023	January 30, 2022
Operating lease cost	$20	$20	$40	$39
Finance lease - amortization of right-of-use (ROU) assets	4	4	8	8
Short-term lease cost	17	14	34	27
Variable lease cost(1)	53	49	103	101
Total	$94	$87	$185	$175
__________________________________________
(1)Includes labor and other overhead in our service contracts with embedded leases.
The following tables summarize the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
(Millions)	Balance Sheet Classification	January 29, 2023	July 31, 2022
ROU assets, net	Other assets	$230	$239
Lease liabilities (current)	Accrued liabilities	$59	$62
Lease liabilities (noncurrent)	Other liabilities	$172	$177

	Finance Leases
(Millions)	Balance Sheet Classification	January 29, 2023	July 31, 2022
ROU assets, net	Plant assets, net of depreciation	$21	$28
Lease liabilities (current)	Short-term borrowings	$12	$14
Lease liabilities (noncurrent)	Long-term debt	$11	$16

The following table summarizes cash flow and other information related to leases:

	Six Months Ended
(Millions)	January 29, 2023	January 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40	$38
Financing cash flows from finance leases	$8	$8

ROU assets obtained in exchange for lease obligations:
Operating leases	$30	$33
Finance leases	$1	$13
10. Short-term Borrowings and Long-term Debt
On November 15, 2022, we entered into a delayed draw term loan credit agreement (the DDTL Credit Agreement) totaling up to $500 million scheduled to mature on November 15, 2025. Loans under the DDTL Credit Agreement will bear interest at the rates specified in the DDTL Credit Agreement, which vary based on the type of loan and certain other conditions. The DDTL Credit Agreement contains customary representations and warranties, affirmative and negative covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the DDTL Credit Agreement) of not less than 3.25:1.00, and events of default for credit facilities of this type. We anticipate using $500 million of the proceeds of the loans under the DDTL Credit Agreement to refinance our existing $566 million Notes with a maturity date of March 15, 2023.
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit risk-related contingent features in our derivative instruments as of January 29, 2023, or July 31, 2022.
We are also exposed to credit risk from our customers. During 2022, our largest customer accounted for approximately 22% of consolidated net sales. Our five largest customers accounted for approximately 47% of our consolidated net sales in 2022.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk, primarily the Canadian dollar, related to intercompany transactions and third-party transactions. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $128 million as of January 29, 2023, and $140 million as of July 31, 2022. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income

(loss). The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $17 million as of January 29, 2023, and $13 million as of July 31, 2022.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. There were no interest rate swaps outstanding as of January 29, 2023, or July 31, 2022.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, natural gas, soybean oil, aluminum, cocoa, corn, soybean meal and butter. Commodity futures, options and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. The notional amount of commodity contracts designated as cash-flow hedges was $3 million as of July 31, 2022. There were no commodity contracts designated as cash-flow hedges as of January 29, 2023. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. The notional amount of commodity contracts not designated as accounting hedges was $246 million as of January 29, 2023, and $254 million as of July 31, 2022. The change in fair value on undesignated instruments is recorded in Cost of products sold.
We have a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional amount was $106 million as of January 29, 2023, and $39 million as of July 31, 2022. The change in fair value on the embedded derivative is recorded in Cost of products sold.
Deferred Compensation Obligation Price Risk
We enter into swap contracts which hedge a portion of exposures relating to the total return of certain deferred compensation obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $50 million as of January 29, 2023, and July 31, 2022.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of January 29, 2023, and July 31, 2022:

(Millions)	Balance Sheet Classification	January 29, 2023	July 31, 2022
Asset Derivatives
Derivatives designated as hedges:
Commodity contracts	Other current assets	$—	$3
Foreign exchange forward contracts	Other current assets	3	2
Total derivatives designated as hedges		$3	$5
Derivatives not designated as hedges:
Commodity contracts	Other current assets	$9	$20
Deferred compensation contracts	Other current assets	5	—
Total derivatives not designated as hedges		$14	$20
Total asset derivatives		$17	$25

(Millions)	Balance Sheet Classification	January 29, 2023	July 31, 2022
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$1	$—
Total derivatives designated as hedges		$1	$—
Derivatives not designated as hedges:
Commodity contracts	Accrued liabilities	$18	$30
Deferred compensation contracts	Accrued liabilities	—	4
Total derivatives not designated as hedges		$18	$34
Total liability derivatives		$19	$34
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of January 29, 2023, and July 31, 2022, would be adjusted as detailed in the following table:

	January 29, 2023			July 31, 2022
(Millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$17	$(6)	$11	$25	$(17)	$8
Total liability derivatives	$19	$(6)	$13	$34	$(17)	$17
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. Cash margin asset balances of $17 million at January 29, 2023, and $8 million at July 31, 2022, were included in Other current assets in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and six-month periods ended January 29, 2023, and January 30, 2022, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
(Millions)		January 29, 2023	January 30, 2022
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$3	$(2)
Effective portion of changes in fair value recognized in OCI:
Commodity contracts		—	1
Foreign exchange forward contracts		(2)	4
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Commodity contracts	Cost of products sold	—	(2)
Foreign exchange forward contracts	Cost of products sold	(3)	1
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(1)	$3

Six Months Ended
OCI derivative gain (loss) at beginning of year		$—	$(5)
Effective portion of changes in fair value recognized in OCI:
Commodity contracts		—	4
Foreign exchange forward contracts		5	4
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Commodity contracts	Cost of products sold	(3)	(3)
Foreign exchange forward contracts	Cost of products sold	(4)	2
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(1)	$3
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a gain of $3 million.

The following tables show the total amounts of line items presented in the Consolidated Statements of Earnings for the three- and six-month periods ended January 29, 2023, and January 30, 2022, in which the effects of derivative instruments designated as cash-flow hedges are recorded and the total effect of hedge activity on these line items are as follows:

	Three Months Ended
	January 29, 2023		January 30, 2022
(Millions)	Cost of products sold	Interest expense	Cost of products sold	Interest expense
Consolidated Statements of Earnings:	$1,726	$45	$1,540	$46

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$(3)	$1	$(1)	$1

	Six Months Ended
	January 29, 2023		January 30, 2022
(Millions)	Cost of products sold	Interest expense	Cost of products sold	Interest expense
Consolidated Statements of Earnings:	$3,467	$92	$3,054	$93

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$(7)	$1	$(1)	$1
The amount excluded from effectiveness testing recognized in each line item of earnings using an amortization approach was not material in all periods presented.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

	Location of Loss (Gain) Recognized in Earnings	Three Months Ended		Six Months Ended
(Millions)		January 29, 2023	January 30, 2022	January 29, 2023	January 30, 2022
Foreign exchange forward contracts	Cost of products sold	$—	$—	$(1)	$—
Commodity contracts	Cost of products sold	1	(10)	(11)	(19)
Deferred compensation contracts	Administrative expenses	(3)	1	(1)	—
Total loss (gain)		$(2)	$(9)	$(13)	$(19)
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis as of January 29, 2023, and July 31, 2022, consistent with the fair value hierarchy:

	Fair Value as of January 29, 2023	Fair Value Measurements at January 29, 2023 Using Fair Value Hierarchy			Fair Value as of July 31, 2022	Fair Value Measurements at July 31, 2022 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$3	$—	$3	$—	$2	$—	$2	$—
Commodity derivative contracts(2)	9	2	2	5	23	—	19	4
Deferred compensation derivative contracts(3)	5	—	5	—	—	—	—	—
Deferred compensation investments(4)	1	1	—	—	2	2	—	—
Total assets at fair value	$18	$3	$10	$5	$27	$2	$21	$4

	Fair Value as of January 29, 2023	Fair Value Measurements at January 29, 2023 Using Fair Value Hierarchy			Fair Value as of July 31, 2022	Fair Value Measurements at July 31, 2022 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(1)	$1	$—	$1	$—	$—	$—	$—	$—
Commodity derivative contracts(2)	18	10	8	—	30	6	24	—
Deferred compensation derivative contracts(3)	—	—	—	—	4	—	4	—
Deferred compensation obligation(4)	104	104	—	—	96	96	—	—
Total liabilities at fair value	$123	$114	$9	$—	$130	$102	$28	$—
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

The following table summarizes the changes in fair value of Level 3 assets and liabilities for the six-month periods ended January 29, 2023, and January 30, 2022:

	Six Months Ended
(Millions)	January 29, 2023	January 30, 2022
Fair value at beginning of year	$4	$1
Gains (losses)	5	20
Settlements	(4)	(6)
Fair value at end of quarter	$5	$15
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
There were $26 million of cash equivalents at January 29, 2023, and $27 million at July 31, 2022. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt was $4.29 billion at January 29, 2023, and $4.637 billion at July 31, 2022. The carrying value was $4.57 billion at January 29, 2023, and $4.81 billion at July 31, 2022. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
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
During the six-month period ended January 29, 2023, we repurchased 1.298 million shares at a cost of $66 million pursuant to our June 2021 program. As of January 29, 2023, approximately $106 million remained available under the June 2021 program and approximately $375 million remained available under the September 2021 program. During the six-month period ended January 30, 2022, we repurchased approximately 1.5 million shares at a cost of $65 million.
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
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statements of Earnings were as follows:

	Three Months Ended		Six Months Ended
(Millions)	January 29, 2023	January 30, 2022	January 29, 2023	January 30, 2022
Total pre-tax stock-based compensation expense	$16	$17	$31	$31
Tax-related benefits	$3	$3	$6	$5

The following table summarizes stock option activity as of January 29, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)	(Millions)
Outstanding at July 31, 2022	1,297	$46.04
Granted	—	$—
Exercised	(464)	$48.33
Terminated	—	$—
Outstanding at January 29, 2023	833	$44.77	4.7	$6
Exercisable at January 29, 2023	833	$44.77	4.7	$6
The total intrinsic value of options exercised during the six-month period ended January 29, 2023 was $3 million. The total intrinsic value of options exercised during the six-month period ended January 30, 2022 was not material. We measured the fair value of stock options using the Black-Scholes option pricing model.
We expensed stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expensed on an accelerated basis. As of January 2022, compensation related to stock options was fully expensed.
The following table summarizes time-lapse restricted stock units and EPS performance restricted stock units as of January 29, 2023:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2022	1,946	$43.88
Granted	1,148	$47.36
Vested	(735)	$45.23
Forfeited	(100)	$44.86
Nonvested at January 29, 2023	2,259	$45.16
We determine the fair value of time-lapse restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis.
In 2023 and 2022, we granted EPS performance restricted stock units that will be earned upon the achievement of our adjusted EPS compound annual growth rate goal, measured over a three-year period. The actual number of EPS performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of EPS performance restricted stock units is based upon the quoted price of our stock at the date of grant. We expense EPS performance restricted stock units on a straight-line basis over the service period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We estimate expense based on the number of awards expected to vest. There were 564 thousand EPS performance target grants outstanding at January 29, 2023, with a weighted-average grant-date fair value of $44.33.
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

As of January 29, 2023, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS performance restricted stock units was $60 million, which will be amortized over the weighted-average remaining service period of 1.9 years. The fair value of restricted stock units vested during the six-month periods ended January 29, 2023, and January 30, 2022, was $35 million and $49 million, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the six-month period ended January 30, 2022 was $41.79.
The following table summarizes TSR performance restricted stock units as of January 29, 2023:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2022	1,153	$55.63
Granted	296	$53.74
Vested	(443)	$63.06
Forfeited	(52)	$51.69
Nonvested at January 29, 2023	954	$51.81
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation.
Weighted-average assumptions used in the Monte Carlo simulation were as follows:

	2023	2022
Risk-free interest rate	4.29%	0.46%
Expected dividend yield	3.09%	3.50%
Expected volatility	26.40%	27.42%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of January 29, 2023, total remaining unearned compensation related to TSR performance restricted stock units was $20 million, which will be amortized over the weighted-average remaining service period of 1.8 years. In the first quarter of 2023, recipients of TSR performance restricted stock units earned 100% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 29, 2022. In the first quarter of 2022, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 30, 2021. The fair value of TSR performance restricted stock units vested during the six-month periods ended January 29, 2023, and January 30, 2022, was $21 million and $8 million, respectively. The weighted-average grant-date fair value of the TSR performance restricted stock units granted during the six-month period ended January 30, 2022, was $45.54.
The tax benefits on the exercise of stock options in the six-month period ended January 29, 2023 were $1 million. The tax benefits on the exercise of stock options in the six-month period ended January 30, 2022 were not material. Cash received from the exercise of stock options was $22 million and $1 million for the six-month periods ended January 29, 2023, and January 30, 2022, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of January 29, 2023. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
Other Contingencies
We have provided certain indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at January 29, 2023.
16. Supplemental Financial Statement Data

(Millions)	January 29, 2023	July 31, 2022
Balance Sheets
Inventories
Raw materials, containers and supplies	$446	$390
Finished products	805	856
	$1,251	$1,246

	Three Months Ended		Six Months Ended
(Millions)	January 29, 2023	January 30, 2022	January 29, 2023	January 30, 2022
Statements of Earnings
Other expenses / (income)
Amortization of intangible assets	$10	$10	$21	$21
Net periodic benefit expense (income) other than the service cost	(11)	(31)	(4)	(44)
Other	1	2	1	3
	$—	$(19)	$18	$(20)

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
While we as a North American focused company have no direct exposure to Russia and Ukraine, we have experienced volatility in costs due, in part, to the negative impact of the Russia-Ukraine conflict on the global economy. To date, the conflict between Russia and Ukraine has not had any material impact on our business, financial condition or results of operations.
There still remains uncertainty around the COVID-19 pandemic. The ultimate impact depends on the severity and duration of the pandemic, including the emergence and spread of new COVID-19 variants and resurgences, the continued availability and effectiveness of vaccines and actions taken by government authorities and other third parties in response to the pandemic. We will continue to evaluate the extent to which the COVID-19 pandemic impacts our business, consolidated results of operations and financial condition.
Net periodic pension and postretirement benefit income excluding any actuarial losses or gains is estimated to be approximately $45 million lower in 2023, subject to the impact of interim remeasurements. The decrease in 2023 is due to increases in discount rates used to determine the benefit obligations and a decline in the market value of plan assets.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.
•Net sales increased 12% in the quarter to $2.485 billion due to favorable inflation-driven net price realization, partially offset by volume/mix declines.
•Gross profit, as a percent of sales, was 30.5% in 2023 compared to 30.3% in the prior-year quarter. The increase was primarily due to favorable net price realization and supply chain productivity improvements, partially offset by higher cost inflation and other supply chain costs as well as unfavorable volume/mix.
•Earnings per share were $.77 in 2023, compared to $.70 a year ago. The current quarter included expenses of $.03 per share and the prior-year quarter included gains of $.01 per share from items impacting comparability as discussed below.

Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of net earnings and net earnings per share:
•We implemented several cost savings initiatives in recent years. In the second quarter of 2023, we recorded Restructuring charges of $9 million and implementation costs and other related costs of $5 million in Administrative expenses (aggregate impact of $10 million after tax, or $.03 per share) related to these initiatives. Year-to-date in 2023, we recorded Restructuring charges of $9 million and implementation costs and other related costs of $8 million in Administrative expenses (aggregate impact of $13 million after tax, or $.04 per share) related to these initiatives. In the second quarter of 2022, we recorded implementation costs and other related costs of $3 million in Administrative expenses and $2 million in Cost of products sold (aggregate impact of $4 million after tax, or $.01 per share) related to these initiatives. Year-to-date in 2022, we recorded implementation costs and other related costs of $5 million in Administrative expenses and $4 million in Cost of products sold (aggregate impact of $7 million after tax, or $.02 per share) related to these initiatives. See Note 6 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;
•In the second quarter of 2023, we recognized actuarial gains in Other expenses / (income) of $6 million ($4 million after tax, or $.01 per share). Year-to-date in 2023, we recognized actuarial losses in Other expenses / (income) of $9 million ($7 million after tax, or $.02 per share). In the second quarter of 2022, we recognized actuarial gains in Other expenses / (income) of $10 million ($8 million after tax, or $.03 per share). Year-to-date in 2022, we recognized actuarial gains in Other expenses / (income) of $4 million ($3 million after tax, or $.01 per share). The actuarial gains and losses related to interim remeasurements of certain pension plans due to lump sum distributions that exceeded or are expected to exceed service and interest costs resulting in settlement accounting for the plans; and
•In the second quarter of 2023, we recognized losses in Cost of products sold of $4 million ($3 million after tax, or $.01 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. Year-to-date in 2022, we recognized losses in Cost of products sold of $3 million ($2 million after tax, or $.01 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges.
The items impacting comparability are summarized below:

	Three Months Ended
	January 29, 2023		January 30, 2022
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$232	$.77	$212	$.70

Restructuring charges, implementation costs and other related costs	$(10)	$(.03)	$(4)	$(.01)
Pension actuarial gains	4	.01	8	.03
Commodity mark-to-market losses	(3)	(.01)	—	—
Impact of items on Net earnings(1)	$(9)	$(.03)	$4	$.01
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.

	Six Months Ended
	January 29, 2023		January 30, 2022
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$529	$1.76	$473	$1.56

Restructuring charges, implementation costs and other related costs	$(13)	$(.04)	$(7)	$(.02)
Pension actuarial gains (losses)	(7)	(.02)	3	.01
Commodity mark-to-market losses	—	—	(2)	(.01)
Impact of items on Net earnings(1)	$(20)	$(.07)	$(6)	$(.02)
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.

Net earnings attributable to Campbell Soup Company were $232 million ($.77 per share) in the current quarter, compared to $212 million ($.70 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings increased reflecting an improved gross profit, partially offset by higher marketing and selling expenses, higher other expenses, higher administrative expenses and a higher effective tax rate.
Net earnings attributable to Campbell Soup Company were $529 million ($1.76 per share) in the six-month period this year, compared to $473 million ($1.56 per share) in the year-ago period. After adjusting for items impacting comparability, earnings increased reflecting an improved gross profit, partially offset by higher marketing and selling expenses, higher other expenses, a higher effective tax rate and higher administrative expenses. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding.
SECOND-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	January 29, 2023	January 30, 2022	% Change
Meals & Beverages	$1,408	$1,275	10
Snacks	1,077	934	15
	$2,485	$2,209	12

An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages	Snacks	Total
Volume and mix	(4)%	2%	(2)%
Net price realization(1)	15	13	14
Currency	(1)	—	—
	10%	15%	12%
__________________________________________
(1)Includes revenue reductions from trade promotion and consumer coupon redemption programs.
In Meals & Beverages, sales increased 10% primarily due to increases in U.S. retail products, including U.S. soup, Prego pasta sauces and Pace Mexican sauces, as well as gains in foodservice. Favorable net price realization was partially offset by modest volume/mix declines. Sales of U.S. soup increased 7% primarily due to increases in ready-to-serve soups and condensed soups.
In Snacks, sales increased 15% driven by sales of our power brands, which increased 20%. Sales increased due to increases in cookies and crackers, primarily Goldfish crackers and Pepperidge Farm cookies, and in salty snacks, primarily Snyder’s of Hanover pretzels, Snack Factory pretzel crisps and Kettle Brand potato chips. Sales benefited from favorable net price realization and volume/mix increases lapping significant supply constraints in the prior year.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $90 million in 2023 from 2022. As a percent of sales, gross profit was 30.5% in 2023 and 30.3% in 2022.
The 20 basis-point increase in gross profit margin was due to the following factors:

Margin Impact
Net price realization	1,020
Productivity improvements	280
Cost inflation, supply chain costs and other factors(1)	(1,150)
Volume/mix(2)	(130)
20
__________________________________________
(1)Includes a 10 basis-point impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges.
(2)Includes the impact of operating leverage.

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 8.7% in 2023 compared to 8.9% in 2022. Marketing and selling expenses increased 10% in 2023 from 2022. The increase was primarily due to higher advertising and consumer promotion expense (approximately 8 points) and higher selling expenses (approximately 5 points), partially offset by increased benefits from cost savings initiatives (approximately 4 points). The increase in advertising and consumer promotion expense was due in part to moderated levels in the prior year from supply constraints.
Administrative Expenses
Administrative expenses as a percent of sales were 6.5% in 2023 compared to 6.7% in 2022. Administrative expenses increased 10% in 2023 from 2022. The increase was primarily due to higher general administrative costs and inflation (approximately 6 points), higher benefit-related costs (approximately 3 points) and higher incentive compensation (approximately 3 points), partially offset by lower expenses related to the settlement of certain legal claims (approximately 3 points).
Other Expenses / (Income)
Other expenses / (income) were $0 million in 2023 compared to other income of $19 million in 2022. Other expenses / (income) in 2023 included pension actuarial gains of $6 million. Other income in 2022 included pension actuarial gains of $10 million. Excluding these amounts, the remaining change was primarily due to lower net periodic pension and postretirement benefit income in the current year.
Operating Earnings
Segment operating earnings increased 19% in 2023 from 2022.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	January 29, 2023	January 30, 2022	% Change
Meals & Beverages	$249	$213	17
Snacks	150	121	24
	399	334	19
Corporate income (expense)	(40)	(11)
Restructuring charges(1)	(9)	—
Earnings before interest and taxes	$350	$323
__________________________________________
(1)See Note 6 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages increased 17%. The increase was primarily due to higher gross profit, partially offset by higher marketing and selling expenses. Gross profit margin increased slightly due to favorable net price realization and supply chain productivity improvements, partially offset by higher cost inflation and other supply chain costs as well as unfavorable volume/mix.
Operating earnings from Snacks increased 24%. The increase was primarily due to higher gross profit, partially offset by higher marketing and selling expenses. Gross profit margin increased due to favorable net price realization and supply chain productivity improvements, partially offset by higher cost inflation and other supply chain costs.
Corporate expense in 2023 included costs of $5 million related to costs savings initiatives, unrealized mark-to-market losses on outstanding undesignated commodity hedges of $4 million and pension actuarial gains of $6 million. Corporate expense in 2022 included costs of $5 million related to cost savings initiatives and pension actuarial gains of $10 million. Excluding these amounts, the remaining increase was primarily due to lower net periodic pension and postretirement benefit income in the current year and higher administrative expenses.
Interest Expense
Interest expense of $45 million in 2023 was comparable to 2022.
Taxes on Earnings
The effective tax rate was 23.9% in 2023 and 23.5% in 2022. The increase in the effective tax rate was primarily due to the impact of state tax law changes in 2022.

SIX-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Six Months Ended
(Millions)	January 29, 2023	January 30, 2022	% Change
Meals & Beverages	$2,863	$2,541	13
Snacks	2,197	1,904	15
	$5,060	$4,445	14
An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages	Snacks	Total(2)
Volume and mix	(2)%	—%	(1)%
Net price realization(1)	16	15	16
Currency	(1)	—	—
	13%	15%	14%
__________________________________________
(1)Includes revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales increased 13% primarily due to increases in U.S. retail products, including U.S. soup and Prego pasta sauces, as well as gains in foodservice. Favorable net price realization was partially offset by volume/mix declines. Sales of U.S. soup increased 9% primarily due to increases in ready-to-serve soups and condensed soups.
In Snacks, sales increased 15% driven by sales of our power brands, which increased 21%. Sales increased due to increases in cookies and crackers, primarily Goldfish crackers and Pepperidge Farm cookies, and in salty snacks, primarily Snyder’s of Hanover pretzels and Kettle Brand and Cape Cod potato chips. Sales benefited from favorable net price realization.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $202 million in 2023 from 2022. As a percent of sales, gross profit was 31.5% in 2023 and 31.3% in 2022.
The 20 basis-point increase in gross profit margin was due to the following factors:

Margin Impact
Net price realization	1,090
Productivity improvements	250
Lower restructuring-related costs	10
Cost inflation, supply chain costs and other factors(1)	(1,180)
Volume/mix(2)	(150)
20
__________________________________________
(1)Includes an estimated positive margin impact of 10 basis points from the benefit of cost savings initiatives and a 10 basis-point benefit from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges, which was more than offset by cost inflation and other factors.
(2)Includes the impact of operating leverage.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 8.3% in 2023 and 2022. Marketing and selling expenses increased 14% in 2023 from 2022. The increase was primarily due to higher advertising and consumer promotion expense (approximately 11 points) and higher selling expenses (approximately 7 points), partially offset by increased benefits from cost savings initiatives (approximately 3 points). The increase in advertising and consumer promotion expense was due in part to moderated levels in the prior year from supply constraints.

Administrative Expenses
Administrative expenses as a percent of sales were 6.3% in 2023 compared to 6.8% in 2022. Administrative expenses increased 6% in 2023 from 2022. The increase was primarily due to higher general administrative costs and inflation (approximately 8 points) and higher incentive compensation (approximately 3 points), partially offset by lower expenses related to the settlement of certain legal claims (approximately 6 points).
Other Expenses / (Income)
Other expenses were $18 million in 2023 compared to other income of $20 million in 2022. Other expenses in 2023 included pension actuarial losses of $9 million. Other income in 2022 included pension actuarial gains of $4 million. Excluding these amounts, the remaining change was primarily due to lower net periodic pension and postretirement benefit income in the current year.
Operating Earnings
Segment operating earnings increased 19% in 2023 from 2022.
An analysis of operating earnings by segment follows:

	Six Months Ended
(Millions)	January 29, 2023	January 30, 2022	% Change
Meals & Beverages	$580	$493	18
Snacks	303	249	22
	883	742	19
Corporate income (expense)	(88)	(43)
Restructuring charges(1)	(9)	—
Earnings before interest and taxes	$786	$699
__________________________________________
(1)See Note 6 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages increased 18%. The increase was primarily due to higher gross profit, partially offset by higher marketing and selling expenses. Gross profit margin increased due to favorable net price realization and supply chain productivity improvements, partially offset by higher cost inflation and other supply chain costs as well as unfavorable volume/mix.
Operating earnings from Snacks increased 22%. The increase was primarily due to higher gross profit, partially offset by higher marketing and selling expenses. Gross profit margin declined due to higher cost inflation and other supply chain costs as well as unfavorable volume/mix, partially offset by favorable net price realization and supply chain productivity improvements.
Corporate expense in 2023 included pension actuarial losses of $9 million and costs of $8 million related to costs savings initiatives. Corporate expense in 2022 included costs of $9 million related to cost savings initiatives, unrealized mark-to-market losses on outstanding undesignated commodity hedges of $3 million and pension actuarial gains of $4 million. Excluding these amounts, the remaining increase was primarily due to lower net periodic pension and postretirement benefit income in the current year and higher administrative expenses.
Interest Expense
Interest expense of $92 million in 2023 was comparable to 2022.
Taxes on Earnings
The effective tax rate was 23.9% in 2023 and 21.9% in 2022. The increase in the effective tax rate was primarily due to the benefit from the favorable resolution of several tax matters and state tax law changes in 2022.
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
In 2022, we expanded these initiatives as we continue to pursue cost savings by further optimizing our supply chain and manufacturing network and through effective cost management. In the second quarter of 2023, we announced plans to consolidate our Snacks offices in Charlotte, North Carolina, and Norwalk, Connecticut, into our headquarters in Camden, New Jersey. Cost estimates for these expanded initiatives, as well as timing for certain activities, are continuing to be developed.
A summary of the pre-tax charges recognized in the Consolidated Statements of Earnings related to these initiatives is as follows:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	January 29, 2023	January 30, 2022	January 29, 2023	January 30, 2022	Recognized as of January 29, 2023
Restructuring charges	$9	$—	$9	$—	$273
Administrative expenses	5	3	8	5	367
Cost of products sold	—	2	—	4	84
Marketing and selling expenses	—	—	—	—	14
Research and development expenses	—	—	—	—	4
Total pre-tax charges	$14	$5	$17	$9	$742

Aggregate after-tax impact	$10	$4	$13	$7
Per share impact	$.03	$.01	$.04	$.02
A summary of the pre-tax costs associated with these initiatives is as follows:

(Millions)	Recognized as of January 29, 2023
Severance pay and benefits	$236
Asset impairment/accelerated depreciation	82
Implementation costs and other related costs	424
Total	$742
The total estimated pre-tax costs for actions that have been identified are approximately $860 million to $880 million and we expect to incur the costs through 2025. These estimates will be updated as the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of the following: approximately $245 million to $250 million in severance pay and benefits; approximately $130 million in asset impairment and accelerated depreciation; and approximately $485 million to $500 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 33%; Snacks - approximately 43%; and Corporate - approximately 24%.
Of the aggregate $860 million to $880 million of pre-tax costs identified to date, we expect approximately $690 million to $710 million will be cash expenditures. In addition, we expect to invest approximately $600 million in capital expenditures through 2025, of which we invested $441 million as of January 29, 2023. The capital expenditures primarily relate to optimization of production within our Meals & Beverages manufacturing network, a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, enhancements to our headquarters in Camden, New Jersey, optimization of information technology infrastructure and applications and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives, once all phases are implemented, to generate annual ongoing savings of approximately $1 billion by the end of 2025. As of January 29, 2023, we have generated total program-to-date pre-tax savings of $870 million.

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	January 29, 2023
(Millions)	Three Months Ended	Six Months Ended	Costs Incurred to Date
Meals & Beverages	$—	$—	$225
Snacks	10	10	331
Corporate	4	7	186
Total	$14	$17	$742
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We generated cash flows from operations of $732 million in 2023, compared to $766 million in 2022. The decline in 2023 was primarily due to changes in working capital, partially offset by higher cash earnings.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements. We had negative working capital of $612 million as of January 29, 2023, and $923 million as of July 31, 2022. Total debt maturing within one year was $578 million as of January 29, 2023, and $814 million as of July 31, 2022.
Capital expenditures were $155 million in 2023 and $129 million in 2022. Capital expenditures are expected to total approximately $325 million in 2023. Capital expenditures in the first six months of 2023 included chip and cracker capacity expansion for our Snacks business and a new manufacturing line for our Meals & Beverages business.
In Snacks, we have a direct-store-delivery distribution model that uses independent contractor distributors. In order to maintain and expand this model, we routinely purchase and sell routes. The purchase and sale proceeds of the routes are reflected in investing activities.
Dividend payments were $226 million in 2023 and $228 million in 2022. The regular quarterly dividend paid on our capital stock was $.37 per share in both the second quarter of 2023 and 2022. On November 30, 2022, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on January 30, 2023 to shareholders of record at the close of business on January 5, 2023. On March 1, 2023, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on May 1, 2023 to shareholders of record at the close of business on April 6, 2023.
In June 2021, the Board authorized an anti-dilutive share repurchase program of up to $250 million (June 2021 program) to offset the impact of dilution from shares issued under our stock compensation programs. The June 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the anti-dilutive program may be made in open-market or privately negotiated transactions. In September 2021, the Board approved a strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. We repurchased 1.298 million shares at a cost of $66 million in 2023 pursuant to our June 2021 program. As of January 29, 2023, approximately $106 million remained available under the June 2021 program and approximately $375 million remained available under the September 2021 program. We repurchased approximately 1.5 million shares at a cost of $65 million in 2022. See Note 13 to the Consolidated Financial Statements and “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
As of January 29, 2023, we had $578 million of short-term borrowings due within one year, none of which was comprised of commercial paper borrowings. As of January 29, 2023, we issued $29 million of standby letters of credit. On September 27, 2021, we entered into a committed revolving credit facility totaling $1.85 billion scheduled to mature on September 27, 2026. The facility remained unused at January 29, 2023, except for $1 million of standby letters of credit that we issued under it. The facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the credit facility) of not less than 3.25:1.00, measured quarterly, and customary events of default for credit facilities of this type. Loans under this facility will bear interest at the rates specified in the facility, which vary based on the type of loan and certain other customary conditions. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.

On November 15, 2022, we entered into a delayed draw term loan credit agreement (the DDTL Credit Agreement) totaling up to $500 million scheduled to mature on November 15, 2025. Loans under the DDTL Credit Agreement will bear interest at the rates specified in the DDTL Credit Agreement, which vary based on the type of loan and certain other conditions. The DDTL Credit Agreement contains customary representations and warranties, affirmative and negative covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the DDTL Credit Agreement) of not less than 3.25:1.00, and events of default for credit facilities of this type. We anticipate using $500 million of the proceeds of the loans under the DDTL Credit Agreement to refinance our existing $566 million Notes with a maturity date of March 15, 2023.
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
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 29, 2023 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
b.Changes in Internal Control
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are likely to materially affect, such internal control over financial reporting during the quarter ended January 29, 2023.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 15 to the Consolidated Financial Statements and incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity in the three months ended January 29, 2023 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
10/31/22-11/30/22	—	—	—	$506
12/1/22-12/30/22	434,248	$56.76	434,248	$481
1/2/23-1/27/23	5,331	$55.93	5,331	$481
Total	439,579	$56.75	439,579	$481
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
Item 6. Exhibits
The Index to Exhibits, which immediately precedes the signature page, is incorporated by reference into this Report.
INDEX TO EXHIBITS

10.1 *	Campbell Soup Company 2022 Long-Term Incentive Plan, incorporated by reference to Appendix B to the Campbell’s Proxy Statement filed October 18, 2022 (Commission File No. 001-03822).
31.1	Certification of Mark A. Clouse pursuant to Rule 13a-14(a).

31.2	Certification of Carrie L. Anderson pursuant to Rule 13a-14(a).

32.1	Certification of Mark A. Clouse pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Carrie L. Anderson pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Extension Definition Linkbase Document.

101.LAB	Inline XBRL Extension Label Linkbase Document.

101.PRE	Inline XBRL Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).
* This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 8, 2023

CAMPBELL SOUP COMPANY

By:	/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Senior Vice President and Controller