Form 10-Q
period 2023-04-30
CAMPBELL SOUP CO
filed 2023-06-07
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File Number
April 30, 2023	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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

There were 298,091,895 shares of capital stock outstanding as of June 1, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Net sales	$2,229	$2,130	$7,289	$6,575
Costs and expenses
Cost of products sold	1,561	1,465	5,028	4,519
Marketing and selling expenses	194	188	612	555
Administrative expenses	167	151	487	454
Research and development expenses	24	22	66	64
Other expenses / (income)	23	10	41	(10)
Restructuring charges	6	—	15	—
Total costs and expenses	1,975	1,836	6,249	5,582
Earnings before interest and taxes	254	294	1,040	993
Interest expense	47	51	139	144
Interest income	1	1	2	1
Earnings before taxes	208	244	903	850
Taxes on earnings	48	56	214	189
Net earnings	160	188	689	661
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Campbell Soup Company	$160	$188	$689	$661
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$.54	$.62	$2.30	$2.19
Weighted average shares outstanding — basic	299	301	299	302
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$.53	$.62	$2.29	$2.18
Weighted average shares outstanding — assuming dilution	301	302	301	303
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	April 30, 2023			May 1, 2022
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$160			$188
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(2)	$—	(2)	$(2)	$—	(2)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	2	(1)	1	9	(2)	7
Reclassification adjustment for losses (gains) included in net earnings	(2)	1	(1)	(4)	1	(3)
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	—	—	—	—	—	—
Other comprehensive income (loss)	$(2)	$—	(2)	$3	$(1)	2
Total comprehensive income (loss)			$158			$190
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$158			$190

	Nine Months Ended
	April 30, 2023			May 1, 2022
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$689			$661
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(7)	$—	(7)	$(6)	$—	(6)
Cash-flow hedges:
Unrealized gains (losses) arising during period	7	(2)	5	17	(4)	13
Reclassification adjustment for losses (gains) included in net earnings	(8)	2	(6)	(4)	1	(3)
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	—	—	—	(1)	—	(1)
Other comprehensive income (loss)	$(8)	$—	(8)	$6	$(3)	3
Total comprehensive income (loss)			$681			$664
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$681			$664
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	April 30, 2023	July 31, 2022
Current assets
Cash and cash equivalents	$223	$109
Accounts receivable, net	528	541
Inventories	1,280	1,246
Other current assets	73	67
Total current assets	2,104	1,963
Plant assets, net of depreciation	2,364	2,343
Goodwill	3,973	3,979
Other intangible assets, net of amortization	3,167	3,198
Other assets	465	409
Total assets	$12,073	$11,892
Current liabilities
Short-term borrowings	$263	$814
Payable to suppliers and others	1,353	1,334
Accrued liabilities	537	621
Dividends payable	113	114
Accrued income taxes	22	3
Total current liabilities	2,288	2,886
Long-term debt	4,496	3,996
Deferred taxes	1,072	1,074
Other liabilities	629	603
Total liabilities	8,485	8,559
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	407	415
Earnings retained in the business	4,392	4,040
Capital stock in treasury, at cost	(1,219)	(1,138)
Accumulated other comprehensive income (loss)	(6)	2
Total Campbell Soup Company shareholders' equity	3,586	3,331
Noncontrolling interests	2	2
Total equity	3,588	3,333
Total liabilities and equity	$12,073	$11,892
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended
	April 30, 2023	May 1, 2022
Cash flows from operating activities:
Net earnings	$689	$661
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	15	—
Stock-based compensation	48	46
Pension and postretirement benefit expense (income)	20	(31)
Depreciation and amortization	284	251
Deferred income taxes	(2)	39
Other	78	66
Changes in working capital
Accounts receivable	1	81
Inventories	(40)	(111)
Other current assets	(8)	(1)
Accounts payable and accrued liabilities	(123)	140
Other	(44)	(40)
Net cash provided by operating activities	918	1,101
Cash flows from investing activities:
Purchases of plant assets	(257)	(179)
Purchases of route businesses	(13)	(1)
Sales of route businesses	—	2
Other	1	10
Net cash used in investing activities	(269)	(168)
Cash flows from financing activities:
Short-term borrowings, including commercial paper	2,479	821
Short-term repayments, including commercial paper	(2,473)	(700)
Long-term borrowings	500	—
Long-term repayments	(566)	—
Dividends paid	(336)	(340)
Treasury stock purchases	(141)	(116)
Treasury stock issuances	22	1
Payments related to tax withholding for stock-based compensation	(19)	(18)
Payments related to extinguishment of debt	—	(453)
Other	(1)	—
Net cash used in financing activities	(535)	(805)
Effect of exchange rate changes on cash	—	(1)
Net change in cash and cash equivalents	114	127
Cash and cash equivalents — beginning of period	109	69
Cash and cash equivalents — end of period	$223	$196
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at January 30, 2022	323	$12	(21)	$(1,039)	$388	$3,983	$6	$2	$3,352
Net earnings (loss)						188		—	188
Other comprehensive income (loss)							2	—	2
Dividends ($.37 per share)						(112)			(112)
Treasury stock purchased			(2)	(51)					(51)
Treasury stock issued under management incentive and stock option plans			—	2	14	—			16
Balance at May 1, 2022	323	$12	(23)	$(1,088)	$402	$4,059	$8	$2	$3,395

Balance at August 1, 2021	323	$12	(21)	$(1,021)	$414	$3,742	$5	$2	$3,154
Net earnings (loss)						661		—	661
Other comprehensive income (loss)							3	—	3
Dividends ($1.11 per share)						(336)			(336)
Treasury stock purchased			(3)	(116)					(116)
Treasury stock issued under management incentive and stock option plans			1	49	(12)	(8)			29
Balance at May 1, 2022	323	$12	(23)	$(1,088)	$402	$4,059	$8	$2	$3,395

Balance at January 29, 2023	323	$12	(24)	$(1,144)	$391	$4,344	$(4)	$2	$3,601
Net earnings (loss)						160		—	160
Other comprehensive income (loss)							(2)	—	(2)
Dividends ($.37 per share)						(112)			(112)
Treasury stock purchased			(2)	(75)					(75)
Treasury stock issued under management incentive and stock option plans			1	—	16	—			16
Balance at April 30, 2023	323	$12	(25)	$(1,219)	$407	$4,392	$(6)	$2	$3,588

Balance at July 31, 2022	323	$12	(24)	$(1,138)	$415	$4,040	$2	$2	$3,333
Net earnings (loss)						689		—	689
Other comprehensive income (loss)							(8)	—	(8)
Dividends ($1.11 per share)						(337)			(337)
Treasury stock purchased			(3)	(141)					(141)
Treasury stock issued under management incentive and stock option plans			2	60	(8)	—			52
Balance at April 30, 2023	323	$12	(25)	$(1,219)	$407	$4,392	$(6)	$2	$3,588
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
3. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	Foreign Currency Translation Adjustments(1)	Cash-Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at August 1, 2021	$6	$(4)	$3	$5
Other comprehensive income (loss) before reclassifications	(6)	13	—	7
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(3)	(1)	(4)
Net current-period other comprehensive income (loss)	(6)	10	(1)	3
Balance at May 1, 2022	$—	$6	$2	$8

Balance at July 31, 2022	$—	$—	$2	$2
Other comprehensive income (loss) before reclassifications	(7)	5	—	(2)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(6)	—	(6)
Net current-period other comprehensive income (loss)	(7)	(1)	—	(8)
Balance at April 30, 2023	$(7)	$(1)	$2	$(6)
_____________________________________
(1)Included no tax as of April 30, 2023, July 31, 2022, May 1, 2022 and August 1, 2021.
(2)Included no tax as of April 30, 2023 and July 31, 2022, tax expense of $2 million as of May 1, 2022, and a tax benefit of $1 million as of August 1, 2021.
(3)Included tax expense of $1 million as of April 30, 2023, July 31, 2022, May 1, 2022, and August 1, 2021.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
(Millions)	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022	Location of Loss (Gain) Recognized in Earnings
Losses (gains) on cash-flow hedges:
Commodity contracts	$—	$(3)	$(3)	$(6)	Cost of products sold
Foreign exchange forward contracts	(2)	(1)	(6)	1	Cost of products sold
Forward starting interest rate swaps	—	—	1	1	Interest expense
Total before tax	(2)	(4)	(8)	(4)
Tax expense (benefit)	1	1	2	1
Loss (gain), net of tax	$(1)	$(3)	$(6)	$(3)

Pension and postretirement benefit adjustments:
Prior service credit	$—	$—	$—	$(1)	Other expenses / (income)
Tax expense (benefit)	—	—	—	—
Loss (gain), net of tax	$—	$—	$—	$(1)
4. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill:

(Millions)	Meals & Beverages	Snacks	Total
Net balance at July 31, 2022	$993	$2,986	$3,979
Foreign currency translation adjustment	(6)	—	(6)
Net balance at April 30, 2023	$987	$2,986	$3,973

Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill:

	April 30, 2023			July 31, 2022
(Millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$830	$(212)	$618	$830	$(181)	$649
Non-amortizable intangible assets
Snyder's of Hanover			$620			$620
Lance			350			350
Kettle Brand			318			318
Pace			292			292
Pacific Foods			280			280
Various other Snacks(1)			689			689
Total trademarks			$2,549			$2,549
Total net intangible assets			$3,167			$3,198
____________________________________
(1)Associated with the acquisition of Snyder's-Lance, Inc. (Snyder's-Lance).
Amortization of intangible assets was $31 million for both the nine-month periods ended April 30, 2023 and May 1, 2022. As of April 30, 2023, amortizable intangible assets had a weighted-average remaining useful life of 16 years. Amortization expense for the next 5 years is estimated to be approximately $41 million per year.

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
5. Segment Information
Our reportable segments are as follows:
•Meals & Beverages, which consists of our soup, simple meals and beverages products in retail and foodservice in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; V8 juices and beverages; and Campbell’s tomato juice. The segment also includes snacking products in foodservice and Canada; and
•Snacks, which consists of Pepperidge Farm cookies*, crackers, fresh bakery and frozen products, including Goldfish crackers*, Snyder’s of Hanover pretzels*, Lance sandwich crackers*, Cape Cod potato chips*, Kettle Brand potato chips*, Late July snacks*, Snack Factory pretzel crisps*, Pop Secret popcorn, and other snacking products in retail in the U.S. We refer to the * brands as our "power brands." The segment also includes the retail business in Latin America. The segment included the results of our Emerald nuts business, which was sold on May 30, 2023.
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

	Three Months Ended		Nine Months Ended
(Millions)	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Net sales
Meals & Beverages	$1,108	$1,131	$3,971	$3,672
Snacks	1,121	999	3,318	2,903
Total	$2,229	$2,130	$7,289	$6,575

	Three Months Ended		Nine Months Ended
(Millions)	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Earnings before interest and taxes
Meals & Beverages	$182	$220	$762	$713
Snacks	179	127	482	376
Corporate income (expense)(1)	(101)	(53)	(189)	(96)
Restructuring charges(2)	(6)	—	(15)	—
Total	$254	$294	$1,040	$993
_______________________________________
(1)Represents unallocated items. There were pension actuarial losses of $17 million and $26 million in the three- and nine-month periods ended April 30, 2023, and pension actuarial losses of $16 million and $12 million in the three- and nine-month periods ended May 1, 2022, respectively. Costs related to the cost savings initiatives were $27 million and $35 million in the three- and nine-month periods ended April 30, 2023, and $6 million and $15 million in the three- and nine-month periods ended May 1, 2022, respectively. Unrealized mark-to-market adjustments on outstanding undesignated commodity hedges were losses of $9 million in the three- and nine-month periods ended April 30, 2023, and losses of $5 million and $8 million in the three- and nine-month periods ended May 1, 2022, respectively.
(2)See Note 6 for additional information.

Our net sales based on product categories are as follows:

	Three Months Ended		Nine Months Ended
(Millions)	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Net sales
Soup	$571	$606	$2,316	$2,187
Snacks	1,169	1,039	3,463	3,008
Other simple meals	291	287	927	821
Beverages	198	198	583	559
Total	$2,229	$2,130	$7,289	$6,575
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
A summary of the pre-tax charges recognized in the Consolidated Statements of Earnings related to these initiatives is as follows:

	Three Months Ended		Nine Months Ended
(Millions)	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022	Recognized as of April 30, 2023
Restructuring charges	$6	$—	$15	$—	$279
Administrative expenses	13	5	21	10	380
Cost of products sold	12	1	12	5	96
Marketing and selling expenses	—	—	—	—	14
Research and development expenses	2	—	2	—	6
Total pre-tax charges	$33	$6	$50	$15	$775
A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of April 30, 2023
Severance pay and benefits	$239
Asset impairment/accelerated depreciation	99
Implementation costs and other related costs	437
Total	$775
The total estimated pre-tax costs for actions that have been identified are approximately $880 million to $900 million and we expect to incur the costs through 2025. These estimates will be updated as the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of the following: approximately $245 million to $250 million in severance pay and benefits; approximately $140 million in asset impairment and accelerated depreciation; and

approximately $495 million to $510 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 32%; Snacks - approximately 43%; and Corporate - approximately 25%.
Of the aggregate $880 million to $900 million of pre-tax costs identified to date, we expect approximately $700 million to $720 million will be cash expenditures. In addition, we expect to invest approximately $620 million in capital expenditures through 2025, of which we invested $455 million as of April 30, 2023. The capital expenditures primarily relate to optimization of production within our Meals & Beverages manufacturing network, a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, optimization of information technology infrastructure and applications, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, enhancements to our headquarters in Camden, New Jersey, and optimization of the Snyder’s-Lance warehouse and distribution network.
A summary of the restructuring activity and related reserves at April 30, 2023, is as follows:

(Millions)	Severance Pay and Benefits	Implementation Costs and Other Related Costs(2)	Asset Impairment/Accelerated Depreciation	Other Non-Cash Exit Costs(3)	Total Charges
Accrued balance at July 31, 2022	$7
2023 charges	12	18	17	3	$50
2023 cash payments	(6)
Accrued balance at April 30, 2023(1)	$13
__________________________________
(1)Includes $7 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(2)Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet. The costs are included in Administrative expenses, Cost of products sold and Research and development expenses in the Consolidated Statements of Earnings.
(3)Includes non-cash costs that are not reflected in the restructuring reserve in the Consolidated Balance Sheet.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	April 30, 2023
(Millions)	Three Months Ended	Nine Months Ended	Costs Incurred to Date
Meals & Beverages	$19	$19	$244
Snacks	9	19	340
Corporate	5	12	191
Total	$33	$50	$775
7. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three- and nine-month periods ended April 30, 2023, excludes less than 1 million stock options that would have been antidilutive. The earnings per share calculation for the three- and nine-month periods ended May 1, 2022, excludes approximately 1 million stock options that would have been antidilutive.

8. Pension and Postretirement Benefits
Components of net periodic benefit expense (income) were as follows:

	Three Months Ended				Nine Months Ended
	Pension		Postretirement		Pension		Postretirement
(Millions)	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Service cost	$3	$3	$—	$—	$10	$12	$—	$—
Interest cost	19	13	2	1	55	34	5	3
Expected return on plan assets	(24)	(29)	—	—	(76)	(91)	—	—
Amortization of prior service credit	—	—	—	—	—	—	—	(1)
Actuarial losses (gains)	17	16	—	—	26	12	—	—
Net periodic benefit expense (income)	$15	$3	$2	$1	$15	$(33)	$5	$2
The actuarial losses resulted from the remeasurement of pension plans due to lump sum distributions that exceeded or are expected to exceed service and interest costs resulting in settlement accounting for the plans. The actuarial losses recognized for the three-month period ended April 30, 2023 were primarily due to decreases in discount rates used to determine the benefit obligation and plan experience, partially offset by gains on plan assets. The actuarial losses recognized for the nine-month period ended April 30, 2023 were primarily due to losses on plan assets and plan experience, partially offset by increases in discount rates used to determine the benefit obligation. The actuarial losses recognized for the three- and nine-month periods ended May 1, 2022 were primarily due to losses on plan assets, partially offset by increases in discount rates used to determine the benefit obligation.
9. Leases
The components of lease costs were as follows:

	Three Months Ended		Nine Months Ended
(Millions)	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Operating lease cost	$23	$19	$63	$58
Finance lease - amortization of right-of-use (ROU) assets	4	4	12	12
Short-term lease cost	14	15	48	42
Variable lease cost(1)	52	49	155	150
Total	$93	$87	$278	$262
__________________________________________
(1)Includes labor and other overhead in our service contracts with embedded leases.
The following tables summarize the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
(Millions)	Balance Sheet Classification	April 30, 2023	July 31, 2022
ROU assets, net	Other assets	$284	$239
Lease liabilities (current)	Accrued liabilities	$69	$62
Lease liabilities (noncurrent)	Other liabilities	$216	$177

	Finance Leases
(Millions)	Balance Sheet Classification	April 30, 2023	July 31, 2022
ROU assets, net	Plant assets, net of depreciation	$26	$28
Lease liabilities (current)	Short-term borrowings	$14	$14
Lease liabilities (noncurrent)	Long-term debt	$14	$16

The following table summarizes cash flow and other information related to leases:

	Nine Months Ended
(Millions)	April 30, 2023	May 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$62	$58
Financing cash flows from finance leases	$12	$12

ROU assets obtained in exchange for lease obligations:
Operating leases	$106	$67
Finance leases	$10	$15
10. Short-term Borrowings and Long-term Debt
On November 15, 2022, we entered into a delayed draw term loan credit agreement (the DDTL Credit Agreement) totaling up to $500 million scheduled to mature on November 15, 2025. Loans under the DDTL Credit Agreement bear interest at the rates specified in the DDTL Credit Agreement, which vary based on the type of loan and certain other conditions. The DDTL Credit Agreement contains customary representations and warranties, affirmative and negative covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the DDTL Credit Agreement) of not less than 3.25:1.00, and events of default for credit facilities of this type. We borrowed $500 million under the DDTL Credit Agreement on March 13, 2023, and used the proceeds and cash on hand to repay the 3.65% $566 million Notes that matured on March 15, 2023.
On April 4, 2023, we entered into an amendment to our existing revolving credit facility to replace remaining LIBOR-based benchmark rates applicable to borrowings under the revolving credit facility with SOFR-based benchmark rates, in advance of the cessation of LIBOR occurring on June 30, 2023.
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit risk-related contingent features in our derivative instruments as of April 30, 2023, or July 31, 2022.
We are also exposed to credit risk from our customers. During 2022, our largest customer accounted for approximately 22% of consolidated net sales. Our five largest customers accounted for approximately 47% of our consolidated net sales in 2022.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk, primarily the Canadian dollar, related to intercompany transactions and third-party transactions. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $139 million as of April 30, 2023, and $140 million as of July 31, 2022. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income (loss). The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $18 million as of April 30, 2023, and $13 million as of July 31, 2022.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. There were no interest rate swaps outstanding as of April 30, 2023, or July 31, 2022.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, natural gas, soybean oil, aluminum, cocoa, corn, soybean meal and butter. Commodity futures, options and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. The notional amount of commodity contracts designated as cash-flow hedges was $3 million as of July 31, 2022. There were no commodity contracts designated as cash-flow hedges as of April 30, 2023. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. The notional amount of commodity contracts not designated as accounting hedges was $250 million as of April 30, 2023, and $254 million as of July 31, 2022. The change in fair value on undesignated instruments is recorded in Cost of products sold.
We have a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional amount was $77 million as of April 30, 2023, and $39 million as of July 31, 2022. The change in fair value on the embedded derivative is recorded in Cost of products sold.
Deferred Compensation Obligation Price Risk
We enter into swap contracts which hedge a portion of exposures relating to the total return of certain deferred compensation obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $42 million as of April 30, 2023, and $50 million as of July 31, 2022.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of April 30, 2023, and July 31, 2022:

(Millions)	Balance Sheet Classification	April 30, 2023	July 31, 2022
Asset Derivatives
Derivatives designated as hedges:
Commodity contracts	Other current assets	$—	$3
Foreign exchange forward contracts	Other current assets	3	2
Total derivatives designated as hedges		$3	$5
Derivatives not designated as hedges:
Commodity contracts	Other current assets	$4	$20
Deferred compensation contracts	Other current assets	1	—
Total derivatives not designated as hedges		$5	$20
Total asset derivatives		$8	$25

(Millions)	Balance Sheet Classification	April 30, 2023	July 31, 2022
Liability Derivatives
Derivatives not designated as hedges:
Commodity contracts	Accrued liabilities	$23	$30
Deferred compensation contracts	Accrued liabilities	—	4
Total derivatives not designated as hedges		$23	$34
Total liability derivatives		$23	$34
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of April 30, 2023, and July 31, 2022, would be adjusted as detailed in the following table:

	April 30, 2023			July 31, 2022
(Millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$8	$(1)	$7	$25	$(17)	$8
Total liability derivatives	$23	$(1)	$22	$34	$(17)	$17
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. Cash margin asset balances of $24 million at April 30, 2023, and $8 million at July 31, 2022, were included in Other current assets in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and nine-month periods ended April 30, 2023, and May 1, 2022, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
(Millions)		April 30, 2023	May 1, 2022
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(1)	$3
Effective portion of changes in fair value recognized in OCI:
Commodity contracts		—	8
Foreign exchange forward contracts		2	1
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Commodity contracts	Cost of products sold	—	(3)
Foreign exchange forward contracts	Cost of products sold	(2)	(1)
OCI derivative gain (loss) at end of quarter		$(1)	$8

Nine Months Ended
OCI derivative gain (loss) at beginning of year		$—	$(5)
Effective portion of changes in fair value recognized in OCI:
Commodity contracts		—	12
Foreign exchange forward contracts		7	5
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Commodity contracts	Cost of products sold	(3)	(6)
Foreign exchange forward contracts	Cost of products sold	(6)	1
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(1)	$8
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a gain of $2 million.

The following tables show the total amounts of line items presented in the Consolidated Statements of Earnings for the three- and nine-month periods ended April 30, 2023, and May 1, 2022, in which the effects of derivative instruments designated as cash-flow hedges are recorded and the total effect of hedge activity on these line items are as follows:

	Three Months Ended
	April 30, 2023		May 1, 2022
(Millions)	Cost of products sold	Interest expense	Cost of products sold	Interest expense
Consolidated Statements of Earnings:	$1,561	$47	$1,465	$51

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$(2)	$—	$(4)	$—

	Nine Months Ended
	April 30, 2023		May 1, 2022
(Millions)	Cost of products sold	Interest expense	Cost of products sold	Interest expense
Consolidated Statements of Earnings:	$5,028	$139	$4,519	$144

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$(9)	$1	$(5)	$1
The amount excluded from effectiveness testing recognized in each line item of earnings using an amortization approach was not material in all periods presented.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

	Location of Loss (Gain) Recognized in Earnings	Three Months Ended		Nine Months Ended
(Millions)		April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Foreign exchange forward contracts	Cost of products sold	$—	$—	$(1)	$—
Commodity contracts	Cost of products sold	18	(9)	7	(28)
Deferred compensation contracts	Administrative expenses	—	3	(1)	3
Total loss (gain)		$18	$(6)	$5	$(25)
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2023, and July 31, 2022, consistent with the fair value hierarchy:

	Fair Value as of April 30, 2023	Fair Value Measurements at April 30, 2023 Using Fair Value Hierarchy			Fair Value as of July 31, 2022	Fair Value Measurements at July 31, 2022 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$3	$—	$3	$—	$2	$—	$2	$—
Commodity derivative contracts(2)	4	—	—	4	23	—	19	4
Deferred compensation derivative contracts(3)	1	—	1	—	—	—	—	—
Deferred compensation investments(4)	1	1	—	—	2	2	—	—
Total assets at fair value	$9	$1	$4	$4	$27	$2	$21	$4

	Fair Value as of April 30, 2023	Fair Value Measurements at April 30, 2023 Using Fair Value Hierarchy			Fair Value as of July 31, 2022	Fair Value Measurements at July 31, 2022 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Commodity derivative contracts(2)	$23	$15	$8	$—	$30	$6	$24	$—
Deferred compensation derivative contracts(3)	—	—	—	—	4	—	4	—
Deferred compensation obligation(4)	90	90	—	—	96	96	—	—
Total liabilities at fair value	$113	$105	$8	$—	$130	$102	$28	$—
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

The following table summarizes the changes in fair value of Level 3 assets and liabilities for the nine-month periods ended April 30, 2023, and May 1, 2022:

	Nine Months Ended
(Millions)	April 30, 2023	May 1, 2022
Fair value at beginning of year	$4	$1
Gains (losses)	4	18
Settlements	(4)	(11)
Fair value at end of quarter	$4	$8
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
There were $9 million of cash equivalents at April 30, 2023, and $27 million at July 31, 2022. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt was $4.459 billion at April 30, 2023, and $4.637 billion at July 31, 2022. The carrying value was $4.759 billion at April 30, 2023, and $4.81 billion at July 31, 2022. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
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
During the nine-month period ended April 30, 2023, we repurchased 2.692 million shares at a cost of $141 million. Of this amount, $67 million was used to repurchase shares pursuant to our June 2021 program and $74 million was used to repurchase shares pursuant to our September 2021 program. As of April 30, 2023, approximately $104 million remained available under the June 2021 program and approximately $301 million remained available under the September 2021 program. During the nine-month period ended May 1, 2022, we repurchased approximately 2.7 million shares at a cost of $116 million.
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
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statements of Earnings were as follows:

	Three Months Ended		Nine Months Ended
(Millions)	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Total pre-tax stock-based compensation expense	$17	$15	$48	$46
Tax-related benefits	$3	$3	$9	$8

The following table summarizes stock option activity as of April 30, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)	(Millions)
Outstanding at July 31, 2022	1,297	$46.04
Granted	—	$—
Exercised	(464)	$48.33
Terminated	—	$—
Outstanding at April 30, 2023	833	$44.77	4.5	$8
Exercisable at April 30, 2023	833	$44.77	4.5	$8
The total intrinsic value of options exercised during the nine-month period ended April 30, 2023 was $3 million. The total intrinsic value of options exercised during the nine-month period ended May 1, 2022 was not material. We measured the fair value of stock options using the Black-Scholes option pricing model.
We expensed stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expensed on an accelerated basis. As of January 2022, compensation related to stock options was fully expensed.
The following table summarizes time-lapse restricted stock units and EPS performance restricted stock units as of April 30, 2023:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2022	1,946	$43.88
Granted	1,198	$47.55
Vested	(763)	$45.22
Forfeited	(111)	$44.91
Nonvested at April 30, 2023	2,270	$45.31
We determine the fair value of time-lapse restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis.
In 2023 and 2022, we granted EPS performance restricted stock units that will be earned upon the achievement of our adjusted EPS compound annual growth rate goal, measured over a three-year period. The actual number of EPS performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of EPS performance restricted stock units is based upon the quoted price of our stock at the date of grant. We expense EPS performance restricted stock units on a straight-line basis over the service period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We estimate expense based on the number of awards expected to vest. There were 563 thousand EPS performance target grants outstanding at April 30, 2023, with a weighted-average grant-date fair value of $44.33.
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

As of April 30, 2023, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS performance restricted stock units was $51 million, which will be amortized over the weighted-average remaining service period of 1.8 years. The fair value of restricted stock units vested during the nine-month periods ended April 30, 2023, and May 1, 2022, was $36 million and $50 million, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the nine-month period ended May 1, 2022 was $41.94.
The following table summarizes TSR performance restricted stock units as of April 30, 2023:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2022	1,153	$55.63
Granted	296	$53.74
Vested	(443)	$63.06
Forfeited	(54)	$51.69
Nonvested at April 30, 2023	952	$51.81
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation.
Weighted-average assumptions used in the Monte Carlo simulation were as follows:

	2023	2022
Risk-free interest rate	4.29%	0.46%
Expected dividend yield	3.09%	3.50%
Expected volatility	26.40%	27.42%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of April 30, 2023, total remaining unearned compensation related to TSR performance restricted stock units was $16 million, which will be amortized over the weighted-average remaining service period of 1.7 years. In the first quarter of 2023, recipients of TSR performance restricted stock units earned 100% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 29, 2022. In the first quarter of 2022, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 30, 2021. The fair value of TSR performance restricted stock units vested during the nine-month periods ended April 30, 2023, and May 1, 2022, was $21 million and $8 million, respectively. The weighted-average grant-date fair value of the TSR performance restricted stock units granted during the nine-month period ended May 1, 2022, was $45.54.
The tax benefits on the exercise of stock options in the nine-month period ended April 30, 2023 were $1 million. The tax benefits on the exercise of stock options in the nine-month period ended May 1, 2022 were not material. Cash received from the exercise of stock options was $22 million and $1 million for the nine-month periods ended April 30, 2023, and May 1, 2022, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of April 30, 2023. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
Other Contingencies
We have provided certain indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at April 30, 2023.
16. Supplemental Financial Statement Data

(Millions)	April 30, 2023	July 31, 2022
Balance Sheets
Inventories
Raw materials, containers and supplies	$402	$390
Finished products	878	856
	$1,280	$1,246

	Three Months Ended		Nine Months Ended
(Millions)	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Statements of Earnings
Other expenses / (income)
Amortization of intangible assets	$10	$10	$31	$31
Net periodic benefit expense (income) other than the service cost	14	1	10	(43)
Other	(1)	(1)	—	2
	$23	$10	$41	$(10)
17. Subsequent Event
On May 30, 2023, we sold our Emerald nuts business for $40 million, subject to certain post-closing adjustments. We expect to recognize an after-tax loss on the sale of approximately $15 million as the carrying value of the disposal group will include allocated goodwill. In connection with the sale, we will provide certain transition services to support the business.
The business had net sales of $16 million and $46 million for the three- and nine-month periods ended April 30, 2023, and $17 million and $49 million for the three- and nine-month periods ended May 1, 2022, respectively. The business had net sales of $66 million for the year ended July 31, 2022. Earnings were not material in the periods. The results of the business through the date of sale are reflected within the Snacks reportable segment.

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
On May 30, 2023, we sold our Emerald nuts business for $40 million, subject to certain post-closing adjustments. The results of the business through the date of sale are reflected within the Snacks reportable segment. See Note 17 to the Consolidated Financial Statements for additional information.
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
Net periodic pension and postretirement benefit income excluding any actuarial losses or gains is estimated to be approximately $45 million lower in 2023. The decrease in 2023 is due to increases in discount rates used to determine the benefit obligations and a decline in the market value of plan assets.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.
•Net sales increased 5% in the quarter to $2.229 billion. Favorable inflation-driven net price realization was partially offset by expected volume/mix declines, which were driven by lapping prior year retailer inventory rebuild as well as lower volume consumption due to elasticities.
•Gross profit, as a percent of sales, was 30.0% in 2023 compared to 31.2% in the prior-year quarter. The decrease was primarily due to unfavorable volume/mix, with favorable net price realization and supply chain productivity improvements more than offsetting higher cost inflation and other supply chain costs.
•Earnings per share were $.53 in 2023, compared to $.62 a year ago. The current quarter included expenses of $.15 per share and the prior-year quarter included expenses of $.08 per share from items impacting comparability as discussed below.

Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of net earnings and net earnings per share:
•We implemented several cost savings initiatives in recent years. In the third quarter of 2023, we recorded Restructuring charges of $6 million and implementation costs and other related costs of $13 million in Administrative expenses, $12 million in Cost of products sold and $2 million in Research and development expenses (aggregate impact of $24 million after tax, or $.08 per share) related to these initiatives. Year-to-date in 2023, we recorded Restructuring charges of $15 million and implementation costs and other related costs of $21 million in Administrative expenses, $12 million in Cost of products sold and $2 million in Research and development expenses (aggregate impact of $37 million after tax, or $.12 per share) related to these initiatives. In the third quarter of 2022, we recorded implementation costs and other related costs of $5 million in Administrative expenses and $1 million in Cost of products sold (aggregate impact of $5 million after tax, or $.02 per share) related to these initiatives. Year-to-date in 2022, we recorded implementation costs and other related costs of $10 million in Administrative expenses and $5 million in Cost of products sold (aggregate impact of $12 million after tax, or $.04 per share) related to these initiatives. See Note 6 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;
•In the third quarter of 2023, we recognized actuarial losses in Other expenses / (income) of $17 million ($13 million after tax, or $.04 per share). Year-to-date in 2023, we recognized actuarial losses in Other expenses / (income) of $26 million ($20 million after tax, or $.07 per share). In the third quarter of 2022, we recognized actuarial losses in Other expenses / (income) of $16 million ($12 million after tax, or $.04 per share). Year-to-date in 2022, we recognized actuarial losses in Other expenses / (income) of $12 million ($9 million after tax, or $.03 per share). The actuarial losses related to interim remeasurements of certain pension plans due to lump sum distributions that exceeded or are expected to exceed service and interest costs resulting in settlement accounting for the plans;
•In the third quarter of 2023, we recognized losses in Cost of products sold of $9 million ($7 million after tax, or $.02 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. Year-to-date in 2023, we recognized losses in Cost of products sold of $9 million ($7 million after tax, or $.02 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. In the third quarter of 2022, we recognized losses in Cost of products sold of $5 million ($4 million after tax, or $.01 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. Year-to-date in 2022, we recognized losses in Cost of products sold of $8 million ($6 million after tax, or $.02 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges; and
•In the third quarter of 2022, we recorded a loss in Interest expense of $4 million ($3 million after tax, or $.01 per share) on the extinguishment of debt.
The items impacting comparability are summarized below:

	Three Months Ended
	April 30, 2023		May 1, 2022
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$160	$.53	$188	$.62

Restructuring charges, implementation costs and other related costs	$(24)	$(.08)	$(5)	$(.02)
Pension actuarial losses	(13)	(.04)	(12)	(.04)
Commodity mark-to-market losses	(7)	(.02)	(4)	(.01)
Loss on debt extinguishment	—	—	(3)	(.01)
Impact of items on Net earnings(1)	$(44)	$(.15)	$(24)	$(.08)
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.

	Nine Months Ended
	April 30, 2023		May 1, 2022
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$689	$2.29	$661	$2.18

Restructuring charges, implementation costs and other related costs	$(37)	$(.12)	$(12)	$(.04)
Pension actuarial losses	(20)	(.07)	(9)	(.03)
Commodity mark-to-market losses	(7)	(.02)	(6)	(.02)
Loss on debt extinguishment	—	—	(3)	(.01)
Impact of items on Net earnings	$(64)	$(.21)	$(30)	$(.10)

Net earnings attributable to Campbell Soup Company were $160 million ($.53 per share) in the current quarter, compared to $188 million ($.62 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings decreased reflecting higher other expenses and a higher effective tax rate as higher gross profit more than offset higher administrative expenses and higher marketing and selling expenses. Other expenses increased as net periodic pension and postretirement benefit income excluding any actuarial losses was $12 million ($9 million after tax, or $.03 per share) lower in 2023.
Net earnings attributable to Campbell Soup Company were $689 million ($2.29 per share) in the nine-month period this year, compared to $661 million ($2.18 per share) in the year-ago period. After adjusting for items impacting comparability, earnings increased reflecting an improved gross profit, partially offset by higher marketing and selling expenses, higher other expenses, higher administrative expenses and a higher effective tax rate. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding. Net periodic pension and postretirement benefit income excluding any actuarial losses was $37 million ($28 million after tax, or $.09 per share) lower in 2023.
THIRD-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	April 30, 2023	May 1, 2022	% Change
Meals & Beverages	$1,108	$1,131	(2)
Snacks	1,121	999	12
	$2,229	$2,130	5

An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages(2)	Snacks	Total
Volume and mix	(11)%	(3)%	(7)%
Net price realization(1)	9	15	12
Currency	(1)	—	—
	(2)%	12%	5%
__________________________________________
(1)Includes revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales decreased 2% primarily due to declines in U.S. soup and the impact of currency, partially offset by gains in foodservice. The price driven in-market growth was more than offset by an expected decline in volume/mix driven by lapping prior year retailer inventory rebuild as well as lower volume consumption due to elasticities and increased competitive pressure. The retailer inventory impact was most pronounced in U.S. soup, which had a sales decline of 11% in comparison to relatively flat in-market performance.
In Snacks, sales increased 12% driven by sales of our power brands, which increased 16%. Sales increased due to increases in cookies and crackers, primarily Goldfish crackers and Lance sandwich crackers, and in salty snacks, primarily Kettle Brand potato chips, Snack Factory pretzel crisps, Cape Cod potato chips and Snyder’s of Hanover pretzels. Sales benefited from favorable net price realization, partially offset by modest volume/mix declines.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $3 million in 2023 from 2022. As a percent of sales, gross profit was 30.0% in 2023 and 31.2% in 2022.
The 120 basis-point decrease in gross profit margin was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(1,090)
Volume/mix(2)	(180)
Higher restructuring-related costs	(50)
Net price realization	880
Productivity improvements	320
(120)
__________________________________________
(1)Includes a 10 basis-point impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. Includes the impact of a 50 basis-point benefit in 2022 from the settlement of an insurance claim.
(2)Includes the impact of operating leverage.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 8.7% in 2023 compared to 8.8% in 2022. Marketing and selling expenses increased 3% in 2023 from 2022. The increase was primarily due to higher selling expenses (approximately 5 points), partially offset by increased benefits from cost savings initiatives (approximately 3 points). Advertising and consumer promotion expense declined slightly.
Administrative Expenses
Administrative expenses as a percent of sales were 7.5% in 2023 compared to 7.1% in 2022. Administrative expenses increased 11% in 2023 from 2022. The increase was primarily due to higher costs associated with cost savings initiatives (approximately 5 points), higher general administrative costs and inflation (approximately 5 points), higher incentive compensation (approximately 2 points) and higher benefit-related costs (approximately 2 points), partially offset by lower expenses related to the settlement of certain legal claims (approximately 3 points).
Other Expenses / (Income)
Other expenses were $23 million in 2023 compared to other expenses of $10 million in 2022. Other expenses / (income) in 2023 included pension actuarial losses of $17 million. Other expenses in 2022 included pension actuarial losses of $16 million. Excluding these amounts, the remaining change was primarily due to lower net periodic pension and postretirement benefit income in the current year.
Operating Earnings
Segment operating earnings increased 4% in 2023 from 2022.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	April 30, 2023	May 1, 2022	% Change
Meals & Beverages	$182	$220	(17)
Snacks	179	127	41
	361	347	4
Corporate income (expense)	(101)	(53)
Restructuring charges(1)	(6)	—
Earnings before interest and taxes	$254	$294
__________________________________________
(1)See Note 6 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages decreased 17%. The decrease was primarily due to lower gross profit with part of the decline due to lapping an insurance settlement in the prior year. Gross profit margin decreased due to unfavorable volume/mix, with favorable net price realization and supply chain productivity improvements largely offsetting higher cost inflation and other supply chain costs.
Operating earnings from Snacks increased 41%. The increase was primarily due to higher gross profit, partially offset by slightly higher marketing and selling expenses. Gross profit margin increased due to favorable net price realization and supply chain productivity improvements more than offsetting higher cost inflation and other supply chain costs as well as unfavorable volume/mix.
Corporate expense in 2023 included costs of $27 million related to costs savings initiatives, pension actuarial losses of $17 million and unrealized mark-to-market losses on outstanding undesignated commodity hedges of $9 million. Corporate expense in 2022 included pension actuarial losses of $16 million, costs of $6 million related to cost savings initiatives and unrealized mark-to-market losses on outstanding undesignated commodity hedges of $5 million. Excluding these amounts, the remaining increase was primarily due to lower net periodic pension and postretirement benefit income in the current year and higher administrative expenses.
Interest Expense
Interest expense of $47 million in 2023 decreased from $51 million in 2022. The decline was primarily due to a loss on extinguishment of debt of $4 million in the prior-year quarter.
Taxes on Earnings
The effective tax rate was 23.1% in 2023 and 23.0% in 2022.
NINE-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Nine Months Ended
(Millions)	April 30, 2023	May 1, 2022	% Change
Meals & Beverages	$3,971	$3,672	8
Snacks	3,318	2,903	14
	$7,289	$6,575	11
An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages	Snacks	Total
Volume and mix	(5)%	(1)%	(3)%
Net price realization(1)	14	15	14
Currency	(1)	—	—
	8%	14%	11%
__________________________________________
(1)Includes revenue reductions from trade promotion and consumer coupon redemption programs.

In Meals & Beverages, sales increased 8% primarily due to increases in U.S. retail products, including U.S. soup and Prego pasta sauces, as well as gains in foodservice. Favorable net price realization was partially offset by volume/mix declines. Sales of U.S. soup increased 4% primarily due to increases in ready-to-serve soups and broth.
In Snacks, sales increased 14% driven by sales of our power brands, which increased 19%. Sales increased due to increases in cookies and crackers, primarily Goldfish crackers, Lance sandwich crackers and Pepperidge Farm cookies, and in salty snacks, primarily Snyder’s of Hanover pretzels, Kettle Brand and Cape Cod potato chips and Snack Factory pretzel crisps. Sales benefited from favorable net price realization.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $205 million in 2023 from 2022. As a percent of sales, gross profit was 31.0% in 2023 and 31.3% in 2022.

The 30 basis-point decrease in gross profit margin was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(1,150)
Volume/mix(2)	(160)
Higher restructuring-related costs	(10)
Net price realization	1,020
Productivity improvements	270
(30)
__________________________________________
(1)Includes an estimated positive margin impact of 10 basis points from the benefit of cost savings initiatives, which was more than offset by cost inflation and other factors.
(2)Includes the impact of operating leverage.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 8.4% in 2023 and 2022. Marketing and selling expenses increased 10% in 2023 from 2022. The increase was primarily due to higher advertising and consumer promotion expense (approximately 7 points) and higher selling expenses (approximately 6 points), partially offset by increased benefits from cost savings initiatives (approximately 3 points). The increase in advertising and consumer promotion expense was due in part to moderated levels in the prior year from supply constraints.
Administrative Expenses
Administrative expenses as a percent of sales were 6.7% in 2023 compared to 6.9% in 2022. Administrative expenses increased 7% in 2023 from 2022. The increase was primarily due to higher general administrative costs and inflation (approximately 7 points), higher costs associated with cost savings initiatives (approximately 2 points) and higher incentive compensation (approximately 2 points), partially offset by lower expenses related to the settlement of certain legal claims (approximately 5 points).
Other Expenses / (Income)
Other expenses were $41 million in 2023 compared to other income of $10 million in 2022. Other expenses in 2023 included pension actuarial losses of $26 million. Other income in 2022 included pension actuarial losses of $12 million. Excluding these amounts, the remaining change was primarily due to lower net periodic pension and postretirement benefit income in the current year.
Operating Earnings
Segment operating earnings increased 14% in 2023 from 2022.
An analysis of operating earnings by segment follows:

	Nine Months Ended
(Millions)	April 30, 2023	May 1, 2022	% Change
Meals & Beverages	$762	$713	7
Snacks	482	376	28
	1,244	1,089	14
Corporate income (expense)	(189)	(96)
Restructuring charges(1)	(15)	—
Earnings before interest and taxes	$1,040	$993
__________________________________________
(1)See Note 6 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages increased 7%. The increase was primarily due to higher gross profit, partially offset by higher marketing and selling expenses. Gross profit margin decreased due to unfavorable volume/mix, with favorable net price realization and supply chain productivity improvements more than offsetting higher cost inflation and other supply chain costs.
Operating earnings from Snacks increased 28%. The increase was primarily due to higher gross profit, partially offset by higher marketing and selling expenses. Gross profit margin increased due to favorable net price realization and supply chain productivity improvements, partially offset by higher cost inflation and other supply chain costs as well as unfavorable volume/mix.
Corporate expense in 2023 included costs of $35 million related to costs savings initiatives, pension actuarial losses of $26 million and unrealized mark-to-market losses on outstanding undesignated commodity hedges of $9 million. Corporate expense in 2022 included costs of $15 million related to cost savings initiatives, pension actuarial losses of $12 million and unrealized mark-to-market losses on outstanding undesignated commodity hedges of $8 million. Excluding these amounts, the remaining increase was primarily due to lower net periodic pension and postretirement benefit income in the current year and higher administrative expenses.
Interest Expense
Interest expense of $139 million in 2023 decreased from $144 million in 2022 primarily due to a loss on extinguishment of debt of $4 million in the prior year.
Taxes on Earnings
The effective tax rate was 23.7% in 2023 and 22.2% in 2022. The increase in the effective tax rate was primarily due to the benefit from the favorable resolution of several tax matters and state tax law changes in 2022.
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
A summary of the pre-tax charges recognized in the Consolidated Statements of Earnings related to these initiatives is as follows:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022	Recognized as of April 30, 2023
Restructuring charges	$6	$—	$15	$—	$279
Administrative expenses	13	5	21	10	380
Cost of products sold	12	1	12	5	96
Marketing and selling expenses	—	—	—	—	14
Research and development expenses	2	—	2	—	6
Total pre-tax charges	$33	$6	$50	$15	$775

Aggregate after-tax impact	$24	$5	$37	$12
Per share impact	$.08	$.02	$.12	$.04

A summary of the pre-tax costs associated with these initiatives is as follows:

(Millions)	Recognized as of April 30, 2023
Severance pay and benefits	$239
Asset impairment/accelerated depreciation	99
Implementation costs and other related costs	437
Total	$775
The total estimated pre-tax costs for actions that have been identified are approximately $880 million to $900 million and we expect to incur the costs through 2025. These estimates will be updated as the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of the following: approximately $245 million to $250 million in severance pay and benefits; approximately $140 million in asset impairment and accelerated depreciation; and approximately $495 million to $510 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 32%; Snacks - approximately 43%; and Corporate - approximately 25%.
Of the aggregate $880 million to $900 million of pre-tax costs identified to date, we expect approximately $700 million to $720 million will be cash expenditures. In addition, we expect to invest approximately $620 million in capital expenditures through 2025, of which we invested $455 million as of April 30, 2023. The capital expenditures primarily relate to optimization of production within our Meals & Beverages manufacturing network, a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, optimization of information technology infrastructure and applications, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, enhancements to our headquarters in Camden, New Jersey, and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives, once all phases are implemented, to generate annual ongoing savings of approximately $1 billion by the end of 2025. As of April 30, 2023, we have generated total program-to-date pre-tax savings of $880 million.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	April 30, 2023
(Millions)	Three Months Ended	Nine Months Ended	Costs Incurred to Date
Meals & Beverages	$19	$19	$244
Snacks	9	19	340
Corporate	5	12	191
Total	$33	$50	$775
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We generated cash flows from operations of $918 million in 2023, compared to $1.101 billion in 2022. The decline in 2023 was primarily due to changes in working capital, partially offset by higher cash earnings.
Current assets are less than current liabilities as a result of our level of debt maturing within one year and our focus to lower core working capital requirements. We had negative working capital of $184 million as of April 30, 2023, and $923 million as of July 31, 2022. Total debt maturing within one year was $263 million as of April 30, 2023, and $814 million as of July 31, 2022.
Capital expenditures were $257 million in 2023 and $179 million in 2022. Capital expenditures are expected to total approximately $360 million in 2023. Capital expenditures in the first nine months of 2023 included chip and cracker capacity expansion for our Snacks business and a new manufacturing line for our Meals & Beverages business.
In Snacks, we have a direct-store-delivery distribution model that uses independent contractor distributors. In order to maintain and expand this model, we routinely purchase and sell routes. The purchase and sale proceeds of the routes are reflected in investing activities.

Dividend payments were $336 million in 2023 and $340 million in 2022. The regular quarterly dividend paid on our capital stock was $.37 per share in both the third quarter of 2023 and 2022. On March 1, 2023, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on May 1, 2023 to shareholders of record at the close of business on April 6, 2023. On May 23, 2023, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on July 31, 2023 to shareholders of record at the close of business on July 6, 2023.
In June 2021, the Board authorized an anti-dilutive share repurchase program of up to $250 million (June 2021 program) to offset the impact of dilution from shares issued under our stock compensation programs. The June 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the anti-dilutive program may be made in open-market or privately negotiated transactions. In September 2021, the Board approved a strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. We repurchased 2.692 million shares at a cost of $141 million in 2023. Of this amount, $67 million was used to repurchase shares pursuant to our June 2021 program and $74 million was used to repurchase shares pursuant to our September 2021 program. As of April 30, 2023, approximately $104 million remained available under the June 2021 program and approximately $301 million remained available under the September 2021 program. We repurchased approximately 2.7 million shares at a cost of $116 million in 2022. See Note 13 to the Consolidated Financial Statements and “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
On November 15, 2022, we entered into a delayed draw term loan credit agreement (the DDTL Credit Agreement) totaling up to $500 million scheduled to mature on November 15, 2025. Loans under the DDTL Credit Agreement bear interest at the rates specified in the DDTL Credit Agreement, which vary based on the type of loan and certain other conditions. The DDTL Credit Agreement contains customary representations and warranties, affirmative and negative covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the DDTL Credit Agreement) of not less than 3.25:1.00, and events of default for credit facilities of this type. We borrowed $500 million under the DDTL Credit Agreement on March 13, 2023, and used the proceeds and cash on hand to repay the 3.65% $566 million Notes that matured on March 15, 2023.
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
As of April 30, 2023, we had $263 million of short-term borrowings due within one year, $249 million of which was comprised of commercial paper borrowings. As of April 30, 2023, we issued $29 million of standby letters of credit. On September 27, 2021, we entered into a committed revolving credit facility totaling $1.85 billion scheduled to mature on September 27, 2026. The facility remained unused at April 30, 2023, except for $1 million of standby letters of credit that we issued under it. The facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the credit facility) of not less than 3.25:1.00, measured quarterly, and customary events of default for credit facilities of this type. Loans under this facility bear interest at the rates specified in the facility, which vary based on the type of loan and certain other customary conditions. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
On April 4, 2023, we entered into an amendment to our existing revolving credit facility to replace remaining LIBOR-based benchmark rates applicable to borrowings under the revolving credit facility with SOFR-based benchmark rates, in advance of the cessation of LIBOR occurring on June 30, 2023.
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
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2023 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
b.Changes in Internal Control
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are likely to materially affect, such internal control over financial reporting during the quarter ended April 30, 2023.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 15 to the Consolidated Financial Statements and incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity in the three months ended April 30, 2023 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
1/30/23-2/28/23	—	—	—	$481
3/1/23-3/31/23	1,145,147	$53.84	1,145,147	$419
4/3/23-4/28/23	248,744	$55.22	248,744	$405
Total	1,393,891	$54.09	1,393,891	$405
____________________________________
(1)Shares purchased are as of the trade date.
(2)Average price paid per share is calculated on a settlement basis and excludes commission and excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Equity.

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
Item 6. Exhibits
The Index to Exhibits, which immediately precedes the signature page, is incorporated by reference into this Report.
INDEX TO EXHIBITS

3.1	By-Laws of Campbell Soup Company, amended and restated as of May 23, 2023, incorporated by reference to Exhibit 3.1 to Campbell's Form 8-K (SEC file number 1-3822) filed on May 24, 2023.

10.1
Amendment No. 1 to Five-Year Credit Agreement by and among Campbell Soup Company, the Eligible Subsidiaries party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein, dated as of April 4, 2023.

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
June 7, 2023

CAMPBELL SOUP COMPANY

By:	/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Senior Vice President and Controller