Form 10-K
period 2023-07-30
CAMPBELL SOUP CO
filed 2023-09-21
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
_________________________________________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
July 30, 2023	1-3822
CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Based on the closing price on the New York Stock Exchange on January 27, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $9,841,692,399. There were 297,945,220 shares of capital stock outstanding as of September 13, 2023.
Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I
This Report contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current expectations regarding our future results of operations, economic performance, financial condition and achievements. These forward-looking statements can be identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "pursue," "strategy," "target," "will" and similar expressions. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, and may reflect anticipated cost savings or implementation of our strategic plan. These statements reflect our current plans and expectations and are based on information currently available to us. They rely on several assumptions regarding future events and estimates which could be inaccurate and which are inherently subject to risks and uncertainties. Risks and uncertainties include, but are not limited to, those discussed in "Risk Factors" and in the "Cautionary Factors That May Affect Future Results" in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Report. Our consolidated financial statements and the accompanying notes to the consolidated financial statements are presented in "Financial Statements and Supplementary Data" in this Report.
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
Our operations, including reportable segments are described below. Our locations, including manufacturing facilities, within each reporting segment are described in Item 2. Properties.
On August 7, 2023, we entered into an agreement to acquire Sovos Brands, Inc. (Sovos Brands) for $23.00 per share in cash, representing a total enterprise value of approximately $2.7 billion. The closing of the transaction is subject to customary closing conditions and termination rights, including the approval of Sovos Brands’ shareholders and regulatory approvals. We plan to finance the acquisition through the issuance of new debt. For additional information on this pending acquisition, see our Form 8-K filed with the U.S. Securities and Exchange Commission on August 7, 2023, and Note 19 to the Consolidated Financial Statements.
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
Ingredients and Packaging
The ingredients and packaging materials required for the manufacture of our food and beverage products are purchased from various suppliers, substantially all of which are located in North America. During 2023, we continued to experience significantly elevated commodity and supply chain costs including the costs of labor, raw materials, energy, fuel, packaging materials and other inputs necessary for the production and distribution of our products. In addition, many of these items are subject to price fluctuations from a number of factors, including but not limited to climate change, changes in crop size, cattle cycles, herd and flock disease, crop disease, crop pests, product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, supplier capacities, government-sponsored agricultural programs and other government policy, import and export requirements (including tariffs), drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients, pandemic illness (such as the COVID-19 pandemic), geopolitical conflicts (including the ongoing conflict between Russia and Ukraine), environmental and other sustainability regulations and other factors that may be beyond our control. To help reduce some of this price volatility, we use a combination of purchase orders, short- and long-term contracts, inventory management practices and various commodity risk management tools for most of our ingredients and packaging. Ingredient inventories are generally at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only during certain seasons, we make commitments for the purchase of such ingredients in their respective seasons. Although we are unable to predict the impact of our ability to source these ingredients and packaging materials in the future, we expect these supply pressures to continue throughout 2024. As 2023 progressed, we experienced some moderation in input cost inflation, and we expect modestly elevated levels of inflation to continue into 2024.
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
Our five largest customers accounted for approximately 47% of our consolidated net sales in 2023 and 2022 and 46% in 2021. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 22% of our consolidated net sales in 2023 and 2022 and 21% in 2021. Both of our reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates. No other customer accounted for 10% or more of our consolidated net sales.
Trademarks and Technology
As of September 13, 2023, we owned over 2,600 trademark registrations and applications in over 150 countries. We believe our trademarks are of material importance to our business. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. We believe that our principal brands, including Campbell's, Cape Cod, Chunky, Goldfish, Kettle Brand, Lance, Late July, Milano, Pace, Pacific Foods, Pepperidge Farm, Pop Secret, Prego, Snack Factory, Snyder's of Hanover, Spaghettios, Swanson, and V8, are protected by trademark law in the major markets where they are used.
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
Capital Expenditures
During 2023, our aggregate capital expenditures were $370 million. We expect to spend approximately $440 million for capital projects in 2024. Major capital projects based on planned spend in 2024 include capacity expansions and a new production line for our Snacks business, network optimization for our Meals & Beverages business, upgrades of assets across both segments of the business, and enhancements to our headquarters in Camden, New Jersey relating to our Snacks office consolidation.
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

Environmental Matters
We have requirements for the operation and design of our facilities that meet or exceed applicable environmental rules and regulations. Of our $370 million in capital expenditures made during 2023, approximately $18 million were for compliance with environmental laws and regulations in the U.S. We further estimate that approximately $20 million of the capital expenditures anticipated during 2024 will be for compliance with U.S. environmental laws and regulations. We believe that the continued compliance with existing environmental laws and regulations (both within the U.S. and elsewhere) will not have a material effect on capital expenditures, earnings or our competitive position. In addition, we continue to monitor existing and pending environmental laws and regulations within the U.S. and elsewhere relating to climate change and greenhouse gas emissions. While the impact of these laws and regulations cannot be predicted with certainty, we do not believe that compliance with these laws and regulations will have a material effect on capital expenditures, earnings or our competitive position.
Seasonality
Demand for soup products is seasonal, with the fall and winter months usually accounting for the highest sales volume. Demand for our other products is generally evenly distributed throughout the year.
Human Capital Management
One of the core pillars of our strategic plan is to build a winning team and culture. To do this, we are committed to building a company where everyone can be real, and feel safe, valued and supported to do their best work. We believe that our employees are the driving force behind our success and prioritize attracting, developing and retaining diverse, world-class talent and creating an inclusive culture that embodies our purpose: Connecting people through food they love. In 2023, we approved a plan to bring together all of our corporate team members from our Snacks offices in Charlotte, North Carolina and Norwalk, Connecticut to our headquarters in Camden, New Jersey. This move is intended to foster closer collaboration and enhance decision-making, thereby improving our ability to execute our business strategy. We have also recently introduced a new Employee Value Proposition, Make history with Campbell’s, to enhance our focus on building a winning team and culture. On July 30, 2023, we had approximately 14,500 employees.
Training, Development and Engagement
We invest in our employees through training and development programs. We have partnered with leading online content experts and have recently increased internal learning development to expand our catalog of courses and support our culture of continuous learning. A suite of training and education programs are available to employees ranging from role-specific training to education on soft skills to assist them with enhancing their careers through continuous learning. Through objective-setting, individual development plans, learning opportunities, feedback and coaching, employees are encouraged to continue their professional growth. Our education programs allow employees to focus on timely and topical development areas including leadership, management excellence, functional capabilities and inclusion and diversity. We communicate frequently and transparently with our employees through regular company-wide and business unit check-ins, and we conduct employee engagement surveys that provide our employees with an opportunity to share anonymous feedback with management in a variety of areas including confidence in leadership, growth and career opportunities, available resources and overall engagement. These surveys allow our leaders to develop action plans for their business units as well as the broader organization.
Our Campbell Employee Experience enhances the foundational moments that are key to an employee's career at our company - from the candidate experience and onboarding through career advancement - to help our employees thrive at work, with the goal of building an inclusive, engaging and high-performing culture.
Inclusion and Diversity
We believe that having an inclusive and diverse culture strengthens our ability to recruit and develop talent and allows all employees to thrive and succeed. Diversity of input and perspectives is an essential part of our strategic plan to build a winning team and culture, and we believe one key to success is attracting and retaining a diverse workforce that reflects our consumers of today and tomorrow. Our commitment to inclusion and diversity (I&D) is based on three guiding pillars:
•Capabilities - providing resources and tools to employees to build capabilities to build a winning team and culture and to drive systemic change;
•Advocacy - strengthening ally networks by supporting our employees, our partners and the communities where we live and work; and
•Accountability - having individual, management and organizational accountability and transparency about our progress on building an inclusive and diverse culture.
We also continue to provide I&D learning experiences and foster employee resource groups to highlight issues that impact underrepresented communities. Throughout 2023 the board of directors received regular updates from management on our inclusion and diversity efforts.

Wellness and Safety
Our employees' health, safety and well-being are our top priorities. We promote a strong culture of safety and prioritize keeping all our employees, contractors and visitors safe. To accomplish this, we employ comprehensive health, safety and environment management policies and standards throughout the organization. In addition, we strive to continuously improve our work processes, tools and metrics to reduce workplace injuries and enhance safety.
We provide a workplace that develops, supports and motivates our people. Our Resources for Living program provides information, education tools and resources to help support our employees' physical, financial, social and emotional well-being. As part of this focus on well-being, we emphasize the need for our employees to embrace healthy lifestyles and we offer a variety of wellness education opportunities for our employees. We continue to modernize our workspaces and have established a hybrid work policy to allow office-based employees to work remotely several days per week.
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
Business and Operational Risks
We may not be able to increase prices to fully offset inflationary pressures on costs, such as raw and packaging materials, labor and distribution costs.
As a manufacturer of food and beverage products, we rely on plant labor, distribution resources and raw and packaging materials including tomato paste, grains, beef, poultry, dairy, vegetable oil, wheat, potatoes and other vegetables, steel, aluminum, glass, paper and resin. During 2023, we continued to experience significantly elevated commodity and supply chain costs including the costs of labor, raw materials, energy, fuel, packaging materials and other inputs necessary for the production and distribution of our products. As 2023 progressed, we experienced some moderation in input cost inflation, and we expect modestly elevated levels of inflation to continue into 2024. In addition, many of these items are subject to price fluctuations from a number of factors, including but not limited to changes in crop size, cattle cycles, herd and flock disease, crop disease, crop pests, product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, supplier capacities, government-sponsored agricultural programs and other government policy, import and export requirements (including tariffs), drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients, pandemic illness (such as the COVID-19 pandemic), geopolitical conflicts (including the ongoing conflict between Russia and Ukraine), environmental and other sustainability regulations and other factors that may be beyond our control.
We try to mitigate some or all cost increases through increases in the selling prices of, or decreases in the packaging sizes of, some of our products. Higher product prices or smaller packaging sizes may result in reductions in sales volume. Consumers may be less willing to pay a price differential for our branded products and may increasingly purchase lower-priced offerings, or may forego some purchases altogether, during an economic downturn or times of increased inflationary pressure. To the extent that price increases or packaging size decreases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume or a shift in sales mix to lower-margin offerings, our business results and financial condition may be adversely affected. Furthermore, we may not be able to fully offset any cost increases through productivity initiatives or through our commodity hedging activity.
Disruption to our supply chain could adversely affect our business.
Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing, warehousing or distribution capabilities, or to the capabilities of our suppliers, contract manufacturers, logistics service providers or independent distributors. This damage or disruption could result from execution issues, as well as factors that are hard to predict or beyond our control such as increased temperatures due to climate change, water stress, extreme weather events, natural disasters, product or raw material scarcity, fire, terrorism, pandemics (such as the COVID-19 pandemic), geopolitical conflicts (including the ongoing conflict between Russia and Ukraine), strikes, labor shortages, cybersecurity breaches, government shutdowns, disruptions in logistics, supplier capacity constraints or other events. Commodity prices continue to be volatile and have generally increased. Production of the agricultural commodities used in our business may also be adversely affected by drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients, crop size, cattle cycles, herd and flock disease, crop disease and crop pests. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business or financial results, particularly in circumstances when a product is sourced from a single supplier or location. Disputes with significant suppliers, contract manufacturers, logistics service providers or independent distributors, including disputes regarding pricing or performance, may also adversely affect our ability to manufacture and/or sell our products, as well as our business or financial results.
Deterioration of global macroeconomic conditions, including economic recession or periods of higher inflation in key markets may adversely affect consumer spending and demand for our products.
Global macroeconomic conditions can be uncertain and volatile. We have in the past been, and may continue to be, adversely affected by changes in global macroeconomic conditions, including inflation, rising interest rates, consumer spending rates, energy availability and costs, global supply chain challenges, labor shortages, geopolitical conflicts (including the ongoing conflict between Russia and Ukraine), pandemics (such as the COVID-19 pandemic) and growing recession risk. Volatility in financial markets and deterioration of global macroeconomic conditions could impact our business and results of operations in a number of ways, including but not limited to, the following:
•higher commodity prices and other increased input costs could continue due to supply chain shortages or supply chain disruptions, which may not be sufficiently mitigated by our current commodity contracts;
•the failure of third parties on which we rely, including but not limited to, those that supply our packaging, ingredients, equipment and other necessary operating materials, co-manufacturers and independent contractors, to meet their obligations to us, or significant disruptions in their ability to do so;
•a shift in consumer spending during periods of economic uncertainty or inflation that could result in consumers moving to private label or lower price products;
•a change in demand for or availability of our products, as a result of retailers, distributors, or carriers modifying their inventory, fulfillment or shipping practices;
•a disruption to our distribution capabilities or our distribution channels, including those of our suppliers, contract manufacturers, logistics service providers or independent distributors; and
•future volatility or disruption in the capital and credit markets could negatively impact our liquidity or increase costs of borrowing;
These and other impacts of global macroeconomic conditions could also heighten many of the other risk factors discussed in this Item 1A. Our sensitivity to global macroeconomic conditions could materially impact our business, results of operations, financial condition, and liquidity.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.
We consider our intellectual property rights, particularly our trademarks, to be a significant and valuable aspect of our business. We protect our intellectual property rights through a combination of trademark, patent, copyright and trade secret protection, contractual agreements and policing of third-party misuses of our intellectual property in traditional retail and digital environments. Our failure to obtain or adequately protect our intellectual property or any change in law that lessens or removes the current legal protections of our intellectual property may diminish our competitiveness and adversely affect our business and financial results.
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
Our results may be adversely impacted if consumers do not maintain their favorable perception of our brands.
We have a number of iconic brands with significant value. Maintaining and continually enhancing the value of these brands is critical to the success of our business. Brand value is primarily based on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products, packaging, ingredients, or our environmental, social, human capital or governance practices, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us, our brands, products or packaging on social or digital media could seriously damage our brands and reputation. In addition, we might fail to appropriately target our marketing efforts, anticipate consumer preferences, or invest sufficiently in maintaining our brand image. If we do not maintain the favorable perception of our brands, our results could be adversely impacted.
We may be adversely impacted by a disruption, failure or security breach of our information technology systems.
Our information technology systems are critically important to our operations. We rely on our information technology systems (some of which are outsourced to third parties) to manage our data, communications and business processes, including our marketing, sales, manufacturing, procurement, supply chain, customer service, accounting and administrative functions and the importance of such networks and systems has increased due to an increase in our employees working remotely. If we do not obtain and effectively manage the resources and materials necessary to build, sustain and protect appropriate information technology systems, our business or financial results could be adversely impacted. Furthermore, our information technology systems are subject to attack or other security breaches (including the access to or acquisition of customer, consumer, employee or other confidential information), service disruptions or other system failures. If we are unable to prevent or adequately respond to and resolve these breaches, disruptions or failures, our operations may be impacted, and we may suffer other adverse consequences such as reputational damage, litigation, remediation costs, ransomware payments and/or penalties under various data protection laws and regulations.
To address the risks to our information technology systems and the associated costs, we maintain an information security program that includes updating technology and security policies, cyber insurance, employee awareness training, and monitoring and routine testing of our information technology systems. We believe that these preventative actions provide adequate measures of protection against security breaches and generally reduce our cybersecurity risks, however, cyber threats are constantly evolving, are becoming more frequent and more sophisticated and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. Additionally, continued geopolitical turmoil, including the ongoing conflict between Russia and Ukraine, has heightened the risk of cyberattacks. We have experienced threats and breaches to our data and systems and although we have not experienced a breach that had a material impact on our operations or business, there can be no assurance that these measures will prevent or limit the impact of a future incident. For example, at the end of the fourth quarter of 2023, we identified unauthorized activity on some of our information technology systems. Upon detecting the attack, we took immediate action to investigate, contain and remediate the threat, retaining the services of leading third-party cybersecurity experts and contacting federal law enforcement. The incident had a limited impact on our business operations and was not material to the company's results of operations or financial condition. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. We may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents. As cyberattacks increase in frequency and magnitude around the world, we may be unable to obtain cyber insurance in the amounts and on the terms we view as appropriate and favorable for our operations.
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

We may not be able to attract and retain the highly skilled people we need to support our business.
We depend on the skills and continued service of key personnel, including our experienced management team. In addition, our ability to achieve our strategic and operating goals depends on our ability to identify, hire, train and retain qualified individuals, including all levels of skilled labor in our manufacturing facilities. We also compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train and retain other talented personnel. Any such loss or failure may adversely affect our business or financial results. In addition, activities related to identifying, recruiting, hiring and integrating qualified individuals may require significant time and expense. We may not be able to locate suitable replacements for any key employees who leave, or offer employment to potential replacements on reasonable terms, each of which may adversely affect our business and financial results.
Over the past few years, we have experienced an increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base, as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected.
If we do not fully realize the expected cost savings and/or operating efficiencies associated with our strategic initiatives, our profitability could suffer.
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
Our results may be adversely affected by our inability to complete or realize the projected benefits of acquisitions, divestitures and other strategic transactions.
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
•potential loss of key employees, co-manufacturers, suppliers and/or customers of acquired businesses;
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
Competitive and Industry Risks
We face significant competition in all our product categories, which may result in lower sales and margins.
We operate in the highly competitive food and beverage industry mainly in the North American market and experience competition in all of our categories. The principal areas of competition are brand recognition, taste, nutritional value, price, promotion, innovation, shelf space and customer service. A number of our primary competitors are larger than us and have substantial financial, marketing and other resources, and some of our competitors may spend more aggressively on advertising and promotional activities than we do. In addition, reduced barriers to entry and easier access to funding are creating new competition. A strong competitive response from one or more of these competitors to our marketplace efforts, or a continued shift towards private label offerings, particularly during periods of economic uncertainty or significant inflation, could result in us reducing prices and/or increasing promotions, increasing marketing or other expenditures, and/or losing market share, each of which may result in lower sales and margins.
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
We may be adversely impacted by a changing customer landscape and the increased significance of some of our customers.
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
In 2023, our five largest customers accounted for approximately 47% of our consolidated net sales, with the largest customer, Wal-Mart Stores, Inc. and its affiliates, accounting for approximately 22% of our consolidated net sales. There can be no assurance that our largest customers will continue to purchase our products in the same mix or quantities, or on the same terms as in the past. Disruption of sales to any of these customers, or to any of our other large customers, for an extended period of time could adversely affect our business or financial results.
Financial and Economic Risks
An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could adversely affect our financial results and net worth.
As of July 30, 2023, we had goodwill of $3.965 billion and other indefinite-lived intangible assets of $2.541 billion. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized, but are tested for impairment at least annually in the fourth quarter or more frequently if impairment indicators arise. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the unit's fair value. Similarly, we test indefinite-lived intangible assets by comparing the fair value of the assets to their carrying values. Fair value for both goodwill and other indefinite-lived intangible assets is determined based on discounted cash flow analyses. If the carrying values of the reporting unit or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired. Factors that could result in an impairment include a change in revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions or assumed royalty rates. If current expectations for growth rates for sales and profits are not met, or other market factors and macroeconomic conditions were to change, we may be required in the future to record impairment of the carrying value of goodwill or other indefinite-lived intangible assets, which could adversely affect our financial results and net worth.
We may be adversely impacted by increased liabilities and costs related to our defined benefit pension plans.
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
We face risks related to heightened inflation, recession, financial and credit market disruptions and other economic conditions.
Customer and consumer demand for our products may be impacted by weak economic conditions, recession, equity market volatility or other negative economic factors in the U.S. or other nations. For instance in 2023, the U.S. experienced significantly heightened inflationary pressures which we expect to continue into 2024. We may not be able to fully mitigate the impact of inflation through continued price increases, productivity initiatives and cost savings, which could have a material adverse effect on our financial results. We implemented a series of price increases in the last year in response to inflationary pressures, and although price elasticities have remained below historical levels this may not continue and result in lower sales in 2024. In addition, if the U.S. economy enters a recession in 2024, we may experience sales declines and may have to decrease prices, all of which could have a material adverse impact on our financial results.
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
Legal and Regulatory Risks
We may be adversely impacted by legal and regulatory proceedings or claims.
We are a party to a variety of legal and regulatory proceedings and claims arising out of the normal course of business. See Note 17 to the Consolidated Financial Statements for information regarding reportable legal proceedings. Since these actions are inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such proceedings or claims, or that our assessment of the materiality or immateriality of these matters, including any reserves taken in connection with such matters, will be consistent with the ultimate outcome of such proceedings or claims. In particular, the marketing of food products has come under increased scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive marketing under federal, state and foreign laws or regulations, including claims relating to the presence of heavy metals in food products. Additionally, the independent contractor distribution model, which is used in our Snacks segment, has also come under increased regulatory scrutiny. Our independent contractor distribution model has also been the subject of various class and individual lawsuits in recent years. In the event we are unable to successfully defend ourselves against these proceedings or claims, or if our assessment of the materiality of these proceedings or claims proves inaccurate, our business or financial results may be adversely affected. In addition, our reputation could be damaged by allegations made in proceedings or claims (even if untrue).
Increased regulation or changes in law could adversely affect our business or financial results.
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
Changes in legal or regulatory requirements (such as new food safety requirements and revised regulatory requirements for the labeling of nutrition facts, serving sizes and genetically modified ingredients), or evolving interpretations of existing legal or regulatory requirements, or an increased focus regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies and sustainability, may result in increased compliance cost, capital expenditures and other financial obligations that could adversely affect our business and financial results.
We may suffer losses if changes to regulations require us to change the ingredients we use or how we process, package, transport, store, distribute, advertise, or label our products. Moreover, depending on the implementation of such regulatory changes, we could have increased risk for a product recall or have existing inventory become unsellable, which could materially and adversely impact our product sales, financial condition and operating results.
If our food products become adulterated or are mislabeled, we might need to recall those items, and we may experience product liability claims and damage to our reputation.
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
Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business and operations.
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as wheat, tomatoes and potatoes. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our cost of storing and transporting our raw materials, or disrupt production schedules. We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain. The physical effects and transitional costs of climate change and the legal, regulatory or market initiatives to address climate change could have a negative impact on our business, financial condition, and results of operations.
There is an increased focus by foreign, federal, state and local regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions (including carbon pricing, cap and trade systems or a carbon tax), energy policies, and sustainability. Increased compliance costs and expenses due to the impacts of climate change and additional legal or regulatory requirements regarding climate change that are designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment may cause disruptions in, or an increase in the costs associated with, the running of our manufacturing facilities and our business, as well as increase distribution and supply chain costs. Moreover, compliance with any such legal or regulatory requirements may require us to make significant changes in our business operations and strategy, which will likely require us to devote substantial time and attention to these matters and cause us to incur additional costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties or potential litigation if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations.
Our business is subject to an increasing focus on sustainability matters.
From time to time we establish and publicly announce goals and commitments, including reducing our impact on the environment and relating to animal welfare. For example, in 2022, we established science-based targets for Scope 1, 2 and 3 greenhouse gas emissions. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, the pace of changes in technology, the availability of requisite financing, the availability of suppliers and products that can meet our sustainability and other standards, and changing business dynamics including acquisitions. Furthermore, standards for tracking and reporting such matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting these data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations (including from acquisitions and divestitures), and other changes in circumstances, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If we fail to achieve, or are perceived to have failed or been delayed in achieving, or improperly report our progress toward achieving these goals and commitments, it could negatively affect consumer or customer preference for our products or investor confidence in our stock, as well as expose us to enforcement actions and litigation.
Additionally, we might fail to effectively address increased attention from the media, stockholders, activists and other stakeholders on climate change and related environmental sustainability matters or animal welfare goals. Such failure, or the perception that we have failed to act responsibly regarding climate change or animal welfare, whether or not valid, could result in adverse publicity and negatively affect our business and reputation.
Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.
The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we have no operations in Russia or Ukraine, we have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. The scope and duration of the military conflict in Ukraine is uncertain, rapidly changing and hard to predict. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflict could also heighten many of the other risk factors discussed in this Item 1A.
Risk Factors Related to the Pending Sovos Brands Acquisition
The Sovos Brands acquisition is subject to certain closing conditions that, if not satisfied or waived, could delay closing or prevent it from occurring at all.
The closing of the Sovos Brands acquisition is subject to certain customary mutual conditions, including (i) the absence of any injunction or other order issued by a court of competent jurisdiction in the United States or applicable law or legal prohibition in the United States that prohibits or makes illegal the consummation of the merger, (ii) the approval of Sovos Brands’ shareholders holding at least a majority of the outstanding shares of Sovos Brands common stock entitled to vote on the adoption of the merger agreement and (iii) the expiration or termination of any waiting period (and any extension thereof) applicable to the consummation of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. If the closing of the acquisition is not effective by May 7, 2024, we could be required to pay an additional $0.00182 per share per day beginning May 8, 2024 until the merger becomes effective. We and Sovos Brands may also terminate the merger agreement under certain circumstances, and we may be required, in certain circumstances, to pay a termination fee of $145 million. For additional information on the merger agreement, see our Form 8-K filed with the U.S. Securities and Exchange Commission on August 7, 2023. There are also several pending lawsuits filed by purported shareholders of Sovos Brands seeking, among other things, to enjoin the acquisition. If we do not complete the acquisition, or if the closing is significantly delayed, our business or financial results may be adversely affected.
Our obligation to complete the pending acquisition of Sovos Brands is not subject to a financing condition, and financing for the Sovos Brands acquisition may not be obtained on favorable terms, or at all.
Our obligation to complete the pending acquisition of Sovos Brands is not subject to a financing condition. We intend to finance the acquisition of Sovos Brands with the issuance of new debt. There can be no assurance that we will obtain financing on terms we find acceptable and we may be required to finance a portion of the purchase price of the pending acquisition at interest rates higher than currently expected. Limitations on our ability to obtain financing, a reduction in our liquidity or an increase in our borrowing costs may adversely affect our business or financial results.
The anticipated benefits of the Sovos Brands acquisition may not be fully realized.
We expect that the acquisition of Sovos Brands will result in various benefits including, among other things, cost savings, cost synergies and revenue opportunities. Achieving these anticipated benefits is subject to uncertainties, including whether we integrate in an efficient and effective manner, and general competitive factors in the marketplace. Integrating Sovos Brands will be a complex, time-consuming and expensive process. We may experience unanticipated difficulties or expenses related to the integration, including:

• diversion of management's attention from ongoing business concerns;
• managing a larger combined business;
• perceived adverse changes in product offerings to consumers, whether or not these changes actually occur;
• assumption of unknown risks and liabilities;
• the retention of key suppliers and customers of Sovos Brands;
• attracting new business and operational relationships;
• retaining and integrating key employees and maintaining employee morale; and
• unforeseen expenses or delays.
After the acquisition, we may seek to combine certain operations, functions, systems and processes, which we may be unsuccessful or delayed in implementing. While we have assumed that a certain level of expenses would be incurred in connection with the Sovos Brands acquisition, transaction costs, acquisition-related costs, costs for synergies and integration costs may be more than anticipated. In addition, there are many factors beyond our control and the control of Sovos Brands that could affect the total amount or the timing of these expenses. Although we expect that the elimination of duplicative costs and realization of other efficiencies related to the integration of the businesses will offset incremental costs over time, any net benefit may not be achieved in the near term or at all. The failure to effectively address any of these risks, or any other risks related to the integration of the Sovos Brands acquisition, may adversely affect our business or financial results.
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

Item 4. Mine Safety Disclosures
Not applicable.
Information about our Executive Officers
The section below provides information regarding our executive officers as of September 13, 2023:

Name, Present Title & Business Experience	Age	Year First Appointed Executive Officer
Carrie L. Anderson, Executive Vice President and Chief Financial Officer. Executive Vice President and Chief Financial Officer, Integra LifeSciences Holdings Corporation (2019-2023). Vice President and Controller, Dover Corporation (2017-2019).	54	2023
Mick J. Beekhuizen, Executive Vice President and President, Meals & Beverages. Executive Vice President and Chief Financial Officer (2020-2023). Executive Vice President and Chief Financial Officer, Chobani LLC (2016-2019).	47	2020
Adam G. Ciongoli, Executive Vice President, General Counsel and Chief Sustainability, Corporate Responsibility and Governance Officer. We have employed Mr. Ciongoli in an executive or managerial capacity for at least five years.	55	2015
Mark A. Clouse, President and Chief Executive Officer. Chief Executive Officer, Pinnacle Foods, Inc. (2016-2018). Chief Commercial Officer (2016) and Executive Vice President and Chief Growth Officer (2014-2016), Mondelez International, Inc.	55	2019
Christopher D. Foley, Executive Vice President and President, Snacks. We have employed Mr. Foley in an executive or managerial capacity for at least five years.	51	2019
Diane Johnson May, Executive Vice President and Chief Human Resources Officer. Senior Vice President, People and Culture, Manpower Group (2020-2021). Executive Vice President, Chief Human Resources Officer, Brookdale Senior Living (2019-2020). Managing Vice President, The Deli Source, Inc. (2017-2019).	65	2022
Daniel L. Poland, Executive Vice President and Chief Supply Chain Officer. Chief Operating Officer, KIND Snacks (2019-2021). Executive Vice President and Chief Supply Chain Officer, Pinnacle Foods, Inc. (2018-2019). Chief Supply Chain Officer - North American Operations, Danone (2016-2017).	60	2022
Anthony J. Sanzio, Executive Vice President and Chief Communications Officer. We have employed Mr. Sanzio in an executive or managerial capacity for at least five years.	56	2022
Craig S. Slavtcheff, Executive Vice President, Chief R&D and Innovation Officer. We have employed Mr. Slavtcheff in an executive or managerial capacity for at least five years.	56	2019

PART II
Item 5. Market for Registrant’s Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Capital Stock
Our capital stock is traded on the New York Stock Exchange under the symbol "CPB." On September 13, 2023, there were 297,945,220 holders of record of our capital stock.
Return to Shareholders* Performance Graph
The information contained in this Return to Shareholders Performance Graph section shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), except to the extent we specifically incorporate it by reference into a document filed under the Securities Exchange Act of 1933, as amended (the Securities Act), or the Exchange Act.
The following graph compares the cumulative total shareholder return (TSR) on our stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (the S&P 500) and the Standard & Poor’s Packaged Foods Index (the S&P Packaged Foods Group). The graph assumes that $100 was invested on July 27, 2018, in each of our stock, the S&P 500 and the S&P Packaged Foods Group, and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on July 30, 2023.

250
225
200
175
150
125
100
75
50
25
0
DOLLARS
2018
2019
2020
2021
2022
2023
Campbell
S&P 500
S&P Packaged Foods Group

* Stock appreciation plus dividend reinvestment.

	2018	2019	2020	2021	2022	2023
Campbell	100	104	129	118	137	132
S&P 500	100	110	121	165	157	177
S&P Packaged Foods Group	100	110	119	128	144	151

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
5/1/23 - 5/31/23	—	$—	—	$405
6/1/23 - 6/30/23	5,657	$46.37	5,657	$405
7/3/23 - 7/28/23	—	$—	—	$405
Total	5,657	$46.37	5,657	$405
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
In 2023 we delivered strong growth against all of our key financial metrics, exceeding our initial expectations and advancing many of our key strategic initiatives. During 2023, we navigated through a challenging environment marked by continued supply chain pressures, particularly around high input cost inflation. Our improved supply chain execution combined with inflation-driven pricing, continued supply chain productivity improvements and cost savings initiatives partially mitigated ongoing inflationary pressures experienced in 2023.
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
We plan to continue our focus on building a winning team and culture by driving organizational engagement, belonging and effectiveness through our new employee value proposition: Make history with Campbell’s, and modernizing our facilities. In 2023, we announced the consolidation of our Snacks offices in Charlotte, North Carolina and Norwalk, Connecticut into Camden, New Jersey and a $50 million investment in the Camden campus. We expect a single headquarters will accelerate our plan to build a winning team and culture by investing in our campus and our people. In addition, we plan to continue to deliver on the promise of our purpose with continued progress on our sustainability goals and strengthening our connection to the communities in which we operate.

We believe that we can accelerate our profitable growth model by growing market share and driving integrated business planning programming throughout the company. We expect to expand into new market segments through retail execution, marketing and innovation. In addition, we expect to continue to focus on accelerating the growth of our Snacks brands while also sustaining the growth in U.S. soup and our other core brands.
We also expect to fuel investments and margins by continuing to focus on effective revenue management, transforming our supply chain into a competitive advantage, and finding innovative ways to enhance our products and processes to unlock cost efficiencies and savings across the enterprise. We continue to pursue our multi-year cost savings initiatives with targeted annualized cost savings of $1 billion for continuing operations by the end of 2025, with $890 million in cost savings achieved through 2023. See "Restructuring Charges and Cost Savings Initiatives" for additional information on these initiatives.
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
Retailers continue to use their buying power and negotiating strength to seek increased promotional programs funded by their suppliers and more favorable terms, including supplier-funded customized products. Any consolidations among retailers would continue to create large and sophisticated customers that may further this trend. Retailers also continue to grow and promote store brands that compete with branded products, especially on price.
Throughout 2022 and continuing into 2023, our industry has been impacted by supply chain disruptions, commodity cost volatility, labor market issues, input cost inflation, and other global macroeconomic challenges. Throughout 2023, we have experienced some moderation in input cost inflation, and we expect modest pressures of input cost inflation to continue into 2024. We anticipate continued supply chain productivity and previously implemented pricing actions to mitigate some of the inflationary pressures, and expect such benefits to largely offset the incremental costs in 2024. We will continue to evaluate the evolving macroeconomic environment to take action to mitigate the impact on our business, consolidated results of operations and financial condition. We will also be lapping 2023 price increases, and anticipate that favorable net price realization will represent a reduced contribution to sales in 2024.
Recent Developments
On August 7, 2023, we entered into an agreement to acquire Sovos Brands, Inc. (Sovos Brands) for $23.00 per share in cash, representing a total enterprise value of approximately $2.7 billion. The closing of the transaction is subject to customary closing conditions and termination rights, including the approval of Sovos Brands’ shareholders and regulatory approvals. We plan to finance the acquisition through the issuance of new debt. For additional information on this pending acquisition, see our Form 8-K filed with the U.S. Securities and Exchange Commission on August 7, 2023, and Note 19 to the Consolidated Financial Statements.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.
There were 52 weeks in 2023, 2022 and 2021.
•Net sales increased 9% in 2023 to $9.357 billion with the benefit of favorable inflation-driven net price realization more than offsetting unfavorable volume/mix.
•Gross profit, as a percent of sales, increased to 31.2% in 2023 from 30.7% a year ago. The increase was primarily due to favorable net price realization, supply chain productivity improvements and mark-to-market adjustments on outstanding undesignated commodity hedges, partially offset by higher cost inflation and other supply chain costs as well as unfavorable volume/mix.
•Earnings per share were $2.85 in 2023, compared to $2.51 a year ago. The current year included expenses of $.15 per share and the prior year included expenses of $.34 per share from items impacting comparability as discussed below.
Net Earnings attributable to Campbell Soup Company - 2023 Compared with 2022
The following items impacted the comparability of net earnings and net earnings per share:
•In 2023, we recognized actuarial gains on our pension and postretirement plans in Other expenses / (income) of $15 million ($11 million after tax, or $.04 per share). In 2022, we recognized actuarial losses in Other expenses / (income) of $44 million ($33 million after tax, or $.11 per share);

•In 2023, we recognized gains in Cost of products sold of $21 million ($16 million after tax, or $.05 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. In 2022, we recognized losses in Cost of products sold of $59 million ($44 million after tax, or $.15 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges;
•We implemented several cost savings initiatives in recent years. In 2023, we recorded Restructuring charges of $16 million and implementation costs and other related costs of $24 million in Administrative expenses, $18 million in Cost of products sold, $5 million in Marketing and selling expenses and $3 million in Research and development expenses (aggregate impact of $50 million after tax, or $.17 per share) related to these initiatives. In 2022, we recorded Restructuring charges of $5 million and implementation costs and other related costs of $20 million in Administrative expenses, $5 million in Cost of products sold and $1 million in Marketing and selling expenses (aggregate impact of $24 million after tax, or $.08 per share) related to these initiatives. See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;
•In 2023, we recorded a pre- and after-tax loss in Other expenses / (income) of $13 million ($.04 per share) on the sale of our Emerald nuts business, which was sold on May 30, 2023;
•In 2023, we recorded accelerated amortization expense in Other expenses / (income) of $7 million ($5 million after tax, or $.02 per share) related to customer relationship intangible assets due to the loss of certain contract manufacturing customers;
•In the first quarter of 2024, we announced our intent to acquire Sovos Brands. In 2023, we incurred transaction costs in Other expenses / (income) of $5 million ($4 million after tax, or $.01 per share) associated with the pending acquisition, which we expect to close by the end of December 2023; and
•In 2022, we recorded a loss in Interest expense of $4 million ($3 million after tax, or $.01 per share) on the extinguishment of debt.
The items impacting comparability are summarized below:

	2023		2022
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$858	$2.85	$757	$2.51

Pension and postretirement actuarial gains (losses)	$11	$.04	$(33)	$(.11)
Commodity mark-to-market gains (losses)	16	.05	(44)	(.15)
Restructuring charges, implementation costs and other related costs	(50)	(.17)	(24)	(.08)
Charges associated with divestiture	(13)	(.04)	—	—
Accelerated amortization	(5)	(.02)	—	—
Transaction costs	(4)	(.01)	—	—
Loss on debt extinguishment	—	—	(3)	(.01)
Impact of items on Net earnings(1)	$(45)	$(.15)	$(104)	$(.34)
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Net earnings attributable to Campbell Soup Company were $858 million ($2.85 per share) in 2023, compared to $757 million ($2.51 per share) in 2022. After adjusting for items impacting comparability, earnings increased reflecting an improved gross profit, partially offset by higher marketing and selling expenses, higher other expenses, higher administrative expenses and a higher effective tax rate. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding. Net periodic pension and postretirement benefit income excluding any actuarial gains or losses was $44 million ($33 million after tax, or $.11 per share) lower in 2023.
Net Earnings attributable to Campbell Soup Company - 2022 Compared with 2021
In addition to the 2022 items that impacted comparability of Net earnings discussed above, the following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•In 2021, we recognized actuarial gains on our pension and postretirement plans in Other expenses / (income) of $203 million ($155 million after tax, or $.51 per share);

•In 2021, we recognized gains in Cost of products sold of $50 million ($38 million after tax, or $.12 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges;
•In 2021, we recorded Restructuring charges of $21 million and implementation costs and other related costs of $28 million in Administrative expenses, $3 million in Cost of products sold and $1 million in Marketing and selling expenses (aggregate impact of $40 million after tax, or $.13 per share) related to the cost savings initiatives discussed above. See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;
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
DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

				% Change
(Millions)	2023	2022	2021	2023/2022	2022/2021
Meals & Beverages	$4,907	$4,607	$4,621	7	—
Snacks	4,450	3,955	3,855	13	3
	$9,357	$8,562	$8,476	9	1

An analysis of percent change of net sales by reportable segment follows:

2023 versus 2022	Meals & Beverages(1)	Snacks	Total
Volume/mix	(5)%	(2)%	(4)%
Net price realization(1)	12	15	13
Currency	(1)	—	—
Divestiture	—	—	—
	7%	13%	9%

2022 versus 2021	Meals & Beverages	Snacks(2)	Total(2)
Volume/mix	(6)%	(6)%	(6)%
Net price realization(1)	7	8	7
Divestiture	(1)	—	(1)
	—%	3%	1%
__________________________________________
(1)Includes revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In 2023, Meals & Beverages sales increased 7% primarily due to increases in U.S. retail products, including U.S. soup and Prego pasta sauces, as well as gains in foodservice. Favorable net price realization was partially offset by lower volume/mix. Sales of U.S. soup increased 3% primarily due to increases in ready-to-serve soups and broth.
In 2022, Meals & Beverages sales were comparable with prior year. Excluding the impact from the divestiture of the Plum baby food and snacks business, sales increased primarily due to increases in U.S. soup and foodservice, partially offset by declines in V8 beverages. Favorable inflation-driven net price realization was partially offset by lower volume/mix, which decreased primarily due to supply constraints driven by labor and materials availability and price elasticities. Sales of U.S. soup increased 3% due to increases in ready-to-serve soups, condensed soups and broth.
In 2023, Snacks sales increased 13% driven by sales of our power brands which increased 17%. Sales increased due to increases in cookies and crackers, primarily Goldfish crackers and Lance sandwich crackers, and in salty snacks, primarily Snyder’s of Hanover pretzels and Kettle Brand and Cape Cod potato chips. Sales benefited from favorable net price realization.
In 2022, Snacks sales increased 3% driven by sales of our power brands which increased 7%. Sales increased due to increases in cookies and crackers, primarily Goldfish crackers, and in salty snacks, primarily Snyder’s of Hanover pretzels and Kettle Brand potato chips which more than offset declines in Late July snacks, partially offset by declines in non-core businesses. Favorable inflation-driven net price realization was partly offset by a decline in volume/mix. Volume/mix declined driven by supply constraints due to labor and materials availability and price elasticities.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $290 million in 2023 from 2022 and decreased by $184 million in 2022 from 2021. As a percent of sales, gross profit was 31.2% in 2023, 30.7% in 2022 and 33.2% in 2021.
The 50 basis-point increase and the 250 basis-point decrease in gross profit margin in 2023 and 2022, respectively, were due to the following factors:

	Margin Impact
	2023	2022
Net price realization	950	540
Productivity improvements	300	130
Cost inflation, supply chain costs and other factors(1)	(1,040)	(810)
Volume/mix(2)	(150)	(110)
Higher restructuring-related costs	(10)	—
	50	(250)
__________________________________________
(1)2023 includes an estimated positive margin impact of a 90 basis-point benefit from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges and 10 basis points from the benefit of cost savings initiatives, which were more than offset by cost inflation and other factors. 2022 includes an estimated positive margin impact of 30 basis points from the benefit of cost savings initiatives, which was more than offset by cost inflation and other factors, including a 130 basis-point negative impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges.
(2)Includes the impact of operating leverage.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 8.7% in 2023, 8.6% in 2022 and 9.6% in 2021. Marketing and selling expenses increased 10% in 2023 from 2022. The increase was primarily due to higher advertising and consumer promotion expense (approximately 7 points) and higher selling expenses (approximately 6 points), partially offset by increased benefits from cost savings initiatives (approximately 3 points). The increase in advertising and consumer promotion expense was due in part to moderated levels in the prior year from supply constraints.
Marketing and selling expenses decreased 10% in 2022 from 2021. The decrease was primarily due to lower advertising and consumer promotion expense (approximately 10 points). The reduction in advertising and consumer promotion expense was primarily due to supply constraints.
Administrative Expenses
Administrative expenses as a percent of sales were 7.0% in 2023, 7.2% in 2022 and 7.1% in 2021. Administrative expenses increased 6% in 2023 from 2022. The increase was primarily due to higher general administrative costs and inflation (approximately 8 points) and higher incentive compensation (approximately 2 points), partially offset by lower expenses related to the settlement of certain legal claims (approximately 4 points). Administrative expenses in 2023 included $14 million of litigation expenses related to the Plum baby food and snacks business, which we divested in May 2021.
Administrative expenses increased 3% in 2022 from 2021. The increase was primarily due to expenses related to the settlement of certain legal claims (approximately 3 points) and higher general administrative costs (approximately 3 points), partially offset by increased benefits from cost savings initiatives (approximately 3 points).
Other Expenses / (Income)
Other expenses in 2023 included the following:
•$48 million of amortization of intangible assets, including accelerated amortization of $7 million;
•a loss of $13 million on the sale of the Emerald nuts business;
•$5 million of transaction costs associated with the pending acquisition of Sovos Brands; and
• $35 million of net periodic benefit income, including pension and postretirement actuarial gains of $15 million.
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
•$42 million of amortization of intangible assets; and
•a loss of $11 million on the sale of the Plum baby food and snacks business.

Operating Earnings
Segment operating earnings increased 10% in 2023 from 2022 and decreased 3% in 2022 from 2021.
An analysis of operating earnings by segment follows:

				% Change
(Millions)	2023	2022	2021	2023/2022	2022/2021
Meals & Beverages	$894	$874	$922	2	(5)
Snacks	640	517	514	24	1
	1,534	1,391	1,436	10	(3)
Corporate income (expense)	(206)	(223)	130
Restructuring charges(1)	(16)	(5)	(21)
Earnings before interest and taxes	$1,312	$1,163	$1,545
__________________________________________
(1)See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages increased 2% in 2023 versus 2022. The increase was primarily due to higher gross profit, partially offset by higher marketing and selling expenses. Gross profit margin decreased due to unfavorable volume/mix, with favorable net price realization and supply chain productivity improvements more than offsetting higher cost inflation and other supply chain costs.
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
Operating earnings from Snacks increased 24% in 2023 versus 2022. The increase was primarily due to higher gross profit, partially offset by higher marketing and selling expenses. Gross profit margin increased due to favorable net price realization and supply chain productivity improvements, partially offset by higher cost inflation and other supply chain costs as well as unfavorable volume/mix.
Operating earnings from Snacks increased 1% in 2022 versus 2021. The increase primarily due to lower marketing and selling expenses and slightly higher gross profit, partially offset by higher administrative expenses due to the settlement of certain legal claims.
Corporate expense in 2023 included the following:
•costs of $50 million related to cost savings initiatives;
•a loss of $13 million from the sale of the Emerald nuts business;
•$7 million of accelerated amortization expense;
•$5 million of transaction costs associated with the pending acquisition of Sovos Brands;
•$21 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges; and
•$15 million of pension and postretirement actuarial gains.
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

Excluding these amounts, the remaining change in 2023 from 2022 was primarily due to lower net periodic pension and postretirement benefit income in the current year and higher administrative expenses, including litigation expenses related to the Plum baby food and snacks business.
Interest Expense
Interest expense decreased to $188 million in 2023 from $189 million in 2022. The decrease in interest expense was primarily due to a loss on extinguishment of debt of $4 million in 2022, partially offset by higher average interest rates on the debt portfolio.
Interest expense decreased to $189 million in 2022 from $210 million in 2021. The decrease in interest expense was primarily due to lower levels of debt, partially offset by a loss on extinguishment of debt of $4 million in 2022.
Taxes on Earnings
The effective tax rate was 23.9% in 2023, 22.4% in 2022 and 24.6% in 2021.
The increase in the effective tax rate in 2023 from 2022 was primarily due to the favorable impact of state income tax law changes in 2022.
The decrease in the effective rate in 2022 from 2021 was primarily due to a $19 million deferred tax charge recognized in the second quarter of 2021 in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance and state income tax law changes.
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
A summary of charges recorded in the Consolidated Statements of Earnings related to these initiatives is as follows:

(Millions, except per share amounts)	2023	2022	2021	Recognized as of July 30, 2023
Restructuring charges	$16	$5	$21	$280
Administrative expenses	24	20	28	383
Cost of products sold	18	5	3	102
Marketing and selling expenses	5	1	1	19
Research and development expenses	3	—	—	7
Total pre-tax charges	$66	$31	$53	$791

Aggregate after-tax impact	$50	$24	$40
Per share impact	$.17	$.08	$.13

A summary of the pre-tax costs associated with these initiatives is as follows:

(Millions)	Recognized as of July 30, 2023
Severance pay and benefits	$240
Asset impairment/accelerated depreciation	106
Implementation costs and other related costs	445
Total	$791
The total estimated pre-tax costs for actions that have been identified are approximately $885 million to $905 million and we expect to incur the costs through 2025. These estimates will be updated as the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of the following: approximately $245 million to $250 million in severance pay and benefits; approximately $140 million in asset impairment and accelerated depreciation; and approximately $500 million to $515 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 32%; Snacks - approximately 43%; and Corporate - approximately 25%.
Of the aggregate $885 million to $905 million of pre-tax costs identified to date, we expect approximately $705 million to $725 million will be cash expenditures. In addition, we expect to invest approximately $620 million in capital expenditures through 2025, of which we invested $467 million as of July 30, 2023. The capital expenditures primarily relate to optimization of production within our Meals & Beverages manufacturing network, a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, optimization of information technology infrastructure and applications, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, enhancements to our headquarters in Camden, New Jersey, and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives, once all phases are implemented, to generate annual ongoing savings of approximately $1 billion by the end of 2025. As of July 30, 2023, we have generated total program-to-date pre-tax savings of $890 million.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

(Millions)	2023	Costs Incurred to Date
Meals & Beverages	$26	$251
Snacks	24	345
Corporate	16	195
Total	$66	$791
See Note 7 to the Consolidated Financial Statements for additional information.
Discontinued Operations
We completed the sale of our Kelsen business on September 23, 2019, and the sale of the Arnott’s and certain other international operations on December 23, 2019. In the third quarter of 2021, we recognized a $6 million loss due to tax expense from return-to-provision adjustments related to the sale of these businesses.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We generated cash flows from operations of $1.143 billion in 2023, compared to $1.181 billion in 2022. The decline in 2023 was primarily due to changes in working capital, partially offset by higher cash earnings.
We generated cash flows from operations of $1.181 billion in 2022, compared to $1.035 billion in 2021. The increase in 2022 was primarily due changes in working capital, partially offset by lower cash earnings.
Current assets are less than current liabilities, which include debt maturing in one year, as we focus on lowering core working capital requirements. We had negative working capital of $161 million as of July 30, 2023, and $923 million as of July 31, 2022. Total debt maturing within one year was $191 million as of July 30, 2023, and $814 million as of July 31, 2022.

As part of our focus to lower core working capital requirements, we have worked with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Amounts outstanding under these programs, which are included in Accounts payable on the Consolidated Balance Sheets, were $258 million at July 30, 2023, and $262 million at July 31, 2022.
Capital expenditures were $370 million in 2023, $242 million in 2022 and $275 million in 2021. Capital expenditures are expected to total approximately $440 million in 2024. Capital expenditures in 2023 included chip and cracker capacity expansion for our Snacks business and a new manufacturing line for our Meals & Beverages business. Capital expenditures in 2022 included improvement of the quality and cost structure of the Snyder's-Lance manufacturing network, the continued implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance and cookie and cracker capacity expansion for our Snacks business. Capital expenditures in 2021 included the continued implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, chip capacity expansion projects, a Milano cookie capacity expansion project and a Goldfish cracker capacity expansion project.
In Snacks, we have a direct-store-delivery distribution model that uses independent contractor distributors. In order to maintain and expand this model, we routinely purchase and sell routes. The purchase and sale proceeds of the routes are reflected in investing activities.
On May 3, 2021, we completed the sale of our Plum baby food and snacks business for $101 million.
On May 30, 2023, we completed the sale of our Emerald nuts business for $41 million.
Dividend payments were $447 million in 2023, $451 million in 2022 and $439 million in 2021. Annual dividends declared were $1.48 per share in both 2023 and 2022 and $1.46 per share in 2021. The 2023 fourth quarter dividend was $.37 per share. The declaration of dividends is subject to the discretion of our Board and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board deems relevant to its analysis and decision making.
In June 2021, the Board authorized an anti-dilutive share repurchase program of up to $250 million (June 2021 program) to offset the impact of dilution from shares issued under our stock compensation programs. The June 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the anti-dilutive program may be made in open-market or privately negotiated transactions. In September 2021, the Board approved a strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. In 2023, we repurchased 2.7 million shares at a cost of $142 million. Of this amount, $68 million was used to repurchase shares pursuant to our June 2021 program and $74 million was used to repurchase share pursuant to our September 2021 program. As of July 30, 2023, approximately $104 million remained available under the June 2021 program and approximately $301 million remained under the September 2021 program. In 2022, we repurchased 3.8 million shares at a cost of $167 million. In 2021, we repurchased approximately 1 million shares at a cost of $36 million. See Note 15 to the Consolidated Financial Statements and "Market for Registrant's Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities" for additional information.
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
As of July 30, 2023, we had $191 million of short-term borrowings due within one year, of which $178 million was comprised of commercial paper borrowings. As of July 30, 2023, we issued $29 million of standby letters of credit. On September 27, 2021, we entered into a committed revolving credit facility totaling $1.85 billion scheduled to mature on September 27, 2026. This facility remained unused at July 30, 2023, except for $1 million of standby letters of credit that we issued under it. The facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the credit facility) of not less than 3.25:1.00, measured quarterly, and customary events of default for credit facilities of this type. Loans under this facility will bear interest at the rates specified in the facility, which vary based on the type of loan and certain other customary conditions. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
On April 4, 2023, we entered into an amendment to our existing revolving credit facility to replace remaining LIBOR-based benchmark rates applicable to borrowings under the revolving credit facility with SOFR-based benchmark rates, in advance of the cessation of LIBOR occurring on June 30, 2023.
We are in compliance with the covenants contained in our credit facilities and debt securities.
In August 2023, we filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement we may issue debt securities from time to time, depending on market conditions.
We intend to finance the pending Sovos Brands acquisition with the issuance of new debt.
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
See Note 12 to the Consolidated Financial Statements for a summary of our principal payments for short-term borrowings and long-term debt obligations as of July 30, 2023. Interest payments primarily for short-term borrowings and long-term debt as of July 30, 2023 are approximately as follows: $188 million in 2024; $305 million in 2025 through 2026; $218 million in 2027 through 2028; and $1.129 billion from 2029 through maturity. Interest payments are based on principal amounts and coupons or contractual rates at fiscal year end.
Purchase commitments represent purchase orders and long-term purchase arrangements related to the procurement of ingredients, supplies, machinery, equipment and services. As of July 30, 2023, purchase commitments totaled approximately $1.762 billion. Approximately $1.31 billion of these purchase commitments will be settled in the ordinary course of business in the next 12 months and the balance of $452 million from 2025 through 2031.
See Note 10 to the Consolidated Financial Statements for a summary of our lease obligations as of July 30, 2023.
As of July 30, 2023, we have a pension liability of $105 million and a postretirement benefit obligation of $153 million. As of July 30, 2023, we also have a pension asset of $164 million based on the funded status of certain plans. See Note 9 to the Consolidated Financial Statements and "Critical Accounting Estimates" for further discussion of our pension and postretirement benefit obligations.
Off-Balance Sheet Arrangements and Other Commitments
We guarantee approximately 4,700 bank loans made to independent contractor distributors by third-party financial institutions for the purchase of distribution routes. The maximum potential amount of the future payments under existing guarantees we could be required to make is $496 million as of July 30, 2023. Our guarantees are indirectly secured by the distribution routes. We do not expect that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed.
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
The information below summarizes our market risks associated with significant financial instruments as of July 30, 2023. Fair values included herein have been determined based on quoted market prices or pricing models using current market rates. The information presented below should be read in conjunction with Notes 12, 13 and 14 to the Consolidated Financial Statements.
We are exposed to foreign currency exchange risk, primarily the Canadian dollar, related to intercompany transactions and third-party transactions. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The notional amounts of the contracts as of July 30, 2023, and July 31, 2022, were $140 million and $153 million, respectively. The aggregate fair value of all contracts was a loss of $1 million as of July 30, 2023, and a gain of $2 million as of July 31, 2022. A hypothetical 10% fluctuation in exchange rates would impact the fair value of our outstanding foreign exchange contracts by approximately $17 million as of July 30, 2023, and July 31, 2022, which would generally be offset by inverse changes on the underlying hedged items.
As of July 30, 2023, we had outstanding variable-rate debt of $678 million with an average interest rate of 6.18%. As of July 31, 2022, we had outstanding variable-rate debt of $235 million with an average interest rate of 2.63%. A hypothetical 100-basis-point increase in average interest rates applied to our variable-rate debt balances throughout 2023 and 2022 would have increased annual interest expense in those years by approximately $4 million and $1 million, respectively.
As of July 30, 2023, we had outstanding fixed-rate debt of $4.041 billion with a weighted average interest rate of 3.79%. As of July 31, 2022, we had outstanding fixed-rate debt of $4.609 billion with a weighted average interest rate of 3.76%. The fair value of fixed-rate debt was $3.615 billion as of July 30, 2023 and $4.402 billion as of July 31, 2022. As of July 30, 2023, and July 31, 2022, a hypothetical 100-basis-point increase in interest rates would decrease the fair value of our fixed-rate debt by approximately $221 million and $274 million, respectively, while a hypothetical 100-basis-point decrease in interest rates would increase the fair value of our fixed-rate debt by approximately $256 million and $318 million, respectively. The impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
We enter into commodity futures, options and swap contracts, and a supply contract under which prices for certain raw materials are established based on anticipated volume requirements to reduce the volatility of price fluctuations for commodities. As of July 30, 2023, the total notional amount of the contracts was $241 million, and the aggregate fair value of these contracts was a gain of $11 million. As of July 31, 2022, the total notional amount of these contracts was $296 million, and the aggregate fair value of these contracts was a loss of $7 million. A hypothetical 10% fluctuation in commodity prices would impact the fair value of our outstanding commodity contracts by approximately $25 million as of July 30, 2023, and $30 million as of July 31, 2022, which would generally be offset by inverse changes on the underlying hedged items.
We enter into swap contracts which hedge a portion of exposures relating to the total return of certain deferred compensation obligations. The notional amount of the contracts was $42 million as of July 30, 2023, and $50 million as of July 31, 2022. The fair value of these contracts was a gain of $4 million as of July 30, 2023, and a loss of $4 million as of July 31, 2022. A hypothetical 10% fluctuation in equity price changes would impact the fair value of our outstanding swap contracts by $5 million as of July 30, 2023, and July 31, 2022, which would generally be offset by inverse changes on the underlying hedged items.
CRITICAL ACCOUNTING ESTIMATES
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

Trade and consumer promotion programs — We offer various sales incentive programs to customers and consumers, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees and coupons. The mix between these forms of variable consideration, which are classified as reductions in revenue and recognized upon sale, and advertising or other marketing activities, which are classified as marketing and selling expenses, fluctuates between periods based on our overall marketing plans. The measurement and recognition of the costs for trade and consumer promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors, including expected volume. Typically, programs that are offered have a very short duration. Historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual financial statements. Differences between estimates and actual costs are recognized as a change in estimate in a subsequent period. However, actual expenses may differ if the level of redemption rates and performance were to vary from estimates. Accrued trade and consumer promotion liabilities as of July 30, 2023 and July 31, 2022 were $156 million and $141 million, respectively.
Valuation of long-lived assets — Fixed assets and amortizable intangible assets are reviewed for impairment as events or changes in circumstances occur indicating that the carrying value of the asset may not be recoverable. Undiscounted cash flow analyses are used to determine if the carrying amount of the asset is recoverable. If impairment is determined to exist, the loss is calculated based on estimated fair value.
Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually in the fourth quarter for impairment, or more often if events or changes in circumstances indicate that the carrying amount of the asset may be impaired.
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
As of July 30, 2023, the carrying value of goodwill was $3.965 billion. Based on our assessments, all of our reporting units had fair values that significantly exceeded carrying values.
As of July 30, 2023, the carrying value of indefinite-lived trademarks was $2.541 billion as detailed below:

(Millions)
Snyder's of Hanover	$620
Lance	350
Kettle Brand	318
Pace	292
Pacific Foods	280
Cape Cod	187
Various other Snacks(1)	494
Total	$2,541
_____________________________________
(1)Associated with the acquisition of Snyder's-Lance.
As of the 2023 annual impairment testing, indefinite-lived trademarks with approximately 10% or less of excess coverage of fair value over carrying value had an aggregate carrying value of $434 million and included the Pacific Foods and certain other Snacks trademarks. Although assumptions are generally interdependent and do not change in isolation, sensitivities to changes are provided below. Holding all other assumptions in our 2023 impairment testing constant, changes in the assumptions below would reduce fair value of trademarks and result in impairment charges of approximately:

(Millions)	Pacific Foods	Various other Snacks
1% increase in the weighted-average cost of capital	$20	$25
1% reduction in revenue growth	$—	$10
1% decrease in royalty rate	$20	$50
While the 1% changes in assumptions would not result in impairment charges on our other trademarks, some changes would reduce the excess coverage of fair value over carrying value to less than 10% for the Snyder's of Hanover, Kettle Brand, Cape Cod and Pace trademarks.
The estimates of future cash flows used in impairment testing are made at a point in time, involve considerable management judgment, and are based upon assumptions about expected future operating performance, assumed royalty rates, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The actual cash flows could differ materially from management’s estimates due to changes in business conditions, operating performance and economic conditions. If our assumptions change or market conditions decline, potential impairment charges could result.
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
As of July 30, 2023, we have a pension liability of $105 million and a postretirement benefit obligation of $153 million. As of July 30, 2023, we also have a pension asset of $164 million based on the funded status of certain plans.
Net periodic pension and postretirement benefit expense (income) and actuarial losses (gains) included within net periodic pension and benefit expense (income) were as follows:

(Millions)	2023	2022	2021
Total net periodic pension and postretirement benefit expense (income)	$(22)	$(7)	$(267)
Actuarial losses (gains)	$(15)	$44	$(203)
The pension actuarial gains recognized in 2023 were primarily due to increases in discount rates used to determine the benefit obligation, partially offset by losses on plan assets and plan experience. The pension actuarial losses recognized in 2022 were primarily due to to losses on plan assets, partially offset by increases in discount rates used to determine the benefit obligation. The pension actuarial gains recognized in 2021 were primarily due to higher than anticipated investment gains on plan assets and increases in discount rates used to determine the benefit obligation.
Excluding actuarial gains and losses, net periodic pension and postretirement benefit income was $44 million lower in 2023 compared to 2022. Based on benefit obligations and plan assets as of July 30, 2023, net periodic pension and postretirement benefit income excluding any actuarial losses or gains is estimated to be approximately $13 million lower in 2024, subject to the impact of interim remeasurements. The decrease in 2024 is primarily due to a lower market value of plan assets.

Significant weighted-average assumptions as of the end of the year were as follows:

	2023	2022	2021
Pension
Discount rate for benefit obligations	5.46%	4.58%	2.69%
Expected return on plan assets	6.38%	6.40%	5.82%
Postretirement
Discount rate for obligations	5.47%	4.48%	2.37%
Based on benefit obligations and plan assets as of July 30, 2023, estimated sensitivities to 2024 annual net periodic pension and postretirement cost are as follows:
•a 50-basis-point increase in the discount rate would result in expense of approximately $5 million and would result in an immediate actuarial gain recognition of approximately $43 million;
•a 50-basis-point decline in the discount rate would result in income of approximately $5 million and would result in an immediate actuarial loss recognition of approximately $53 million; and
•a 50-basis-point reduction in the estimated return on assets assumption would result in expense of approximately $5 million.
Contributions to pension plans were not material in 2023, 2022 and 2021 and are not expected to be material in 2024.
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
We wish to caution the reader that the following important factors and those important factors described in Part 1, Item 1A and elsewhere in this Report, or in our other Securities and Exchange Commission filings, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:
•the conditions to the completion of the Sovos Brands transaction, including obtaining Sovos Brands' shareholder approval, may not be satisfied, or the regulatory approvals required for the transaction may not be obtained on the terms expected, on the anticipated schedule, or at all;
•financing for the Sovos Brands transaction may not be obtained on favorable terms, or at all;
•closing of the Sovos Brands transaction may not occur or be delayed, either as a result of litigation related to the transaction or otherwise or result in significant costs of defense, indemnification and liability;

•the risk that the cost savings and any other synergies from the Sovos Brands transaction may not be fully realized or may take longer or cost more to be realized than expected, including that the Sovos Brands transaction may not be accretive within the expected timeframe or the extent anticipated;
•completing the Sovos Brands transaction may distract our management from other important matters;
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
•disruptions in or inefficiencies to our supply chain and/or operations, including reliance on key supplier relationships;
•risks related to the effectiveness of our hedging activities and our ability to respond to volatility in commodity prices;
•the impacts of, and associated responses to, the COVID-19 pandemic on our business, suppliers, customers, consumers and employees;
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
•negative changes and volatility in financial and credit markets, deteriorating economic conditions and other external factors, including changes in laws and regulations; and
•unforeseen business disruptions or other impacts due to political instability, civil disobedience, terrorism, geopolitical conflicts (including the ongoing conflict between Russia and Ukraine), extreme weather conditions, natural disasters, other pandemics or other calamities.
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

Item 8. Financial Statements and Supplementary Data

CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(millions, except per share amounts)

	2023	2022	2021
Net sales	$9,357	$8,562	$8,476
Costs and expenses
Cost of products sold	6,440	5,935	5,665
Marketing and selling expenses	811	734	817
Administrative expenses	654	617	598
Research and development expenses	92	87	84
Other expenses / (income)	32	21	(254)
Restructuring charges	16	5	21
Total costs and expenses	8,045	7,399	6,931
Earnings before interest and taxes	1,312	1,163	1,545
Interest expense	188	189	210
Interest income	4	1	1
Earnings before taxes	1,128	975	1,336
Taxes on earnings	270	218	328
Earnings from continuing operations	858	757	1,008
Loss from discontinued operations	—	—	(6)
Net earnings	858	757	1,002
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—
Net earnings attributable to Campbell Soup Company	$858	$757	$1,002
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$2.87	$2.51	$3.33
Loss from discontinued operations	—	—	(.02)
Net earnings attributable to Campbell Soup Company	$2.87	$2.51	$3.31
Weighted average shares outstanding — basic	299	301	303
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$2.85	$2.51	$3.30
Loss from discontinued operations	—	—	(.02)
Net earnings attributable to Campbell Soup Company(1)	$2.85	$2.51	$3.29
Weighted average shares outstanding — assuming dilution	301	302	305
(1) Sum of the individual amounts may not add due to rounding.
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(millions)

	2023			2022			2021
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings			$858			$757			$1,002
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(1)	$—	(1)	$(6)	$—	(6)	$12	$—	12
Cash-flow hedges:
Unrealized gains (losses) arising during the period	5	(1)	4	17	(3)	14	(5)	1	(4)
Reclassification adjustment for losses (gains) included in net earnings	(10)	2	(8)	(12)	2	(10)	8	(1)	7
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	—	—	—	(1)	—	(1)	(5)	1	(4)
Other comprehensive income (loss)	$(6)	$1	(5)	$(2)	$(1)	(3)	$10	$1	11
Total comprehensive income (loss)			$853			$754			$1,013
Total comprehensive income (loss) attributable to noncontrolling interests			—			—			(4)
Total comprehensive income (loss) attributable to Campbell Soup Company			$853			$754			$1,017
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(millions, except per share amounts)

	July 30, 2023	July 31, 2022
Current assets
Cash and cash equivalents	$189	$109
Accounts receivable, net	529	541
Inventories	1,291	1,246
Other current assets	52	67
Total current assets	2,061	1,963
Plant assets, net of depreciation	2,398	2,343
Goodwill	3,965	3,979
Other intangible assets, net of amortization	3,142	3,198
Other assets	492	409
Total assets	$12,058	$11,892
Current liabilities
Short-term borrowings	$191	$814
Accounts payable	1,306	1,334
Accrued liabilities	592	621
Dividends payable	113	114
Accrued income taxes	20	3
Total current liabilities	2,222	2,886
Long-term debt	4,498	3,996
Deferred taxes	1,067	1,074
Other liabilities	608	603
Total liabilities	8,395	8,559
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	420	415
Earnings retained in the business	4,451	4,040
Capital stock in treasury, at cost	(1,219)	(1,138)
Accumulated other comprehensive income (loss)	(3)	2
Total Campbell Soup Company shareholders' equity	3,661	3,331
Noncontrolling interests	2	2
Total equity	3,663	3,333
Total liabilities and equity	$12,058	$11,892
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(millions)

	2023	2022	2021
Cash flows from operating activities:
Net earnings	$858	$757	$1,002
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	16	5	21
Stock-based compensation	63	59	64
Pension and postretirement benefit expense (income)	(22)	(7)	(267)
Depreciation and amortization	387	337	317
Deferred income taxes	(5)	21	137
Net loss on sales of businesses	13	—	11
Loss on extinguishment of debt	—	4	—
Other	100	88	86
Changes in working capital, net of divestitures
Accounts receivable	(1)	48	(20)
Inventories	(64)	(314)	(77)
Other current assets	13	25	(28)
Accounts payable and accrued liabilities	(164)	200	(164)
Other	(51)	(42)	(47)
Net cash provided by operating activities	1,143	1,181	1,035
Cash flows from investing activities:
Purchases of plant assets	(370)	(242)	(275)
Purchases of route businesses	(13)	(1)	(2)
Sales of route businesses	1	2	10
Sales of businesses	41	—	101
Other	1	11	8
Net cash used in investing activities	(340)	(230)	(158)
Cash flows from financing activities:
Short-term borrowings, including commercial paper	3,677	1,173	320
Short-term repayments, including commercial paper	(3,749)	(997)	(580)
Long-term borrowings	500	—	—
Long-term repayments	(566)	—	(921)
Dividends paid	(447)	(451)	(439)
Treasury stock purchases	(142)	(167)	(36)
Treasury stock issuances	22	3	2
Payments related to tax withholding for stock-based compensation	(19)	(18)	(15)
Payments related to extinguishment of debt	—	(453)	—
Other	1	—	—
Net cash used in financing activities	(723)	(910)	(1,669)
Effect of exchange rate changes on cash	—	(1)	2
Net change in cash and cash equivalents	80	40	(790)
Cash and cash equivalents — beginning of period (including discontinued operations)	109	69	859
Less cash and cash equivalents discontinued operations - end of period	—	—	—
Cash and cash equivalents — end of period	$189	$109	$69
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at August 2, 2020	323	$12	(21)	$(1,023)	$394	$3,190	$(10)	$6	$2,569
Net earnings (loss)						1,002		—	1,002
Other comprehensive income (loss)							15	(4)	11
Dividends ($1.46 per share)						(444)			(444)
Treasury stock purchased			(1)	(36)					(36)
Treasury stock issued under management incentive and stock option plans			1	38	20	(6)			52
Balance at August 1, 2021	323	12	(21)	(1,021)	414	3,742	5	2	3,154
Net earnings (loss)						757		—	757
Other comprehensive income (loss)							(3)	—	(3)
Dividends ($1.48 per share)						(451)			(451)
Treasury stock purchased			(4)	(167)					(167)
Treasury stock issued under management incentive and stock option plans			1	50	1	(8)			43
Balance at July 31, 2022	323	12	(24)	(1,138)	415	4,040	2	2	3,333
Net earnings (loss)						858		—	858
Other comprehensive income (loss)							(5)	—	(5)
Dividends ($1.48 per share)						(447)			(447)
Treasury stock purchased			(3)	(142)					(142)
Treasury stock issued under management incentive and stock option plans			2	61	5	—			66
Balance at July 30, 2023	323	$12	(25)	$(1,219)	$420	$4,451	$(3)	$2	$3,663
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1.Summary of Significant Accounting Policies
In this Report, unless otherwise stated, the terms "we," "us," "our" and the "company" refer to Campbell Soup Company and its consolidated subsidiaries.
We are a manufacturer and marketer of high-quality, branded food and beverage products.
Basis of Presentation — The consolidated financial statements include our accounts and entities in which we maintain a controlling financial interest. Intercompany transactions are eliminated in consolidation. Our fiscal year ends on the Sunday nearest July 31. There were 52 weeks in 2023, 2022, and 2021.
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
Goodwill and Intangible Assets — Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually in the fourth quarter for impairment, or more often if events or changes in circumstances indicate that the carrying amount of the asset may be impaired.
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
See Note 5 for more information.
Leases — We determine if an agreement is or contains a lease at inception by evaluating if an identified asset exists that we control for a period of time. When a lease exists, we record a right-of-use (ROU) asset and a corresponding lease liability on our Consolidated Balance Sheets. ROU assets represent our right to use an underlying asset for the lease term and the corresponding liabilities represent an obligation to make lease payments during the term. We have elected not to record leases with a term of 12 months or less on our Consolidated Balance Sheets.
ROU assets are recorded on our Consolidated Balance Sheets at lease commencement based on the present value of the corresponding liabilities and are adjusted for any prepayments, lease incentives received, or initial direct costs incurred. To calculate the present value of our lease liabilities, we use a country-specific collateralized incremental borrowing rate based on the lease term at commencement. The measurement of our ROU assets and liabilities includes all fixed payments and any variable payments based on an index or rate.
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
Supplier Finance Program Obligations — To manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Amounts outstanding under these programs, which are included in Accounts payable on the Consolidated Balance Sheets, were $258 million at July 30, 2023, and $262 million at July 31, 2022.
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
2. Recent Accounting Pronouncements
Recently Adopted
In August 2018, the Financial Accounting Standards Board (FASB) issued guidance on accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. Early adoption is permitted. We adopted the guidance on a prospective basis in the first quarter of 2021. The adoption did not have a material impact on our consolidated financial statements.
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
In September 2022, the FASB issued guidance that enhances the transparency of supplier finance programs by requiring disclosure of the key terms of these programs and a related rollforward of these obligations to understand the effect on working capital, liquidity and cash flows. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods in those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We adopted the guidance in the fourth quarter of 2023, with the exception of the rollforward information. The adoption did not have a material impact on our consolidated financial statements.
3. Divestitures
Discontinued Operations
We completed the sale of our Kelsen business on September 23, 2019, and the sale of our Arnott’s business and certain other international operations on December 23, 2019. In the third quarter of 2021, we recognized a $6 million loss due to tax expense from return-to-provision adjustments related to the sale of these businesses.

Under the terms of the sale of the Arnott's and certain other international operations, we entered into a long-term licensing arrangement for the exclusive rights to certain Campbell brands in certain non-U.S. markets. We provided certain transition services to support the divested businesses.
Other Divestitures
On May 30, 2023, we completed the sale of our Emerald nuts business for $41 million. We recognized a pre- and after-tax loss on the sale of $13 million. In connection with the sale, we provided certain transition services to support the business. The business had net sales of $51 million in 2023, $66 million in 2022, and $75 million in 2021. Earnings were not material in the periods. The results of the business through the date of sale were reflected within the Snacks reportable segment.
On May 3, 2021, we completed the sale of our Plum baby food and snacks business for $101 million. The purchase agreement contained customary representations, warranties, indemnifications and other obligations between us and the buyer. In addition, we agreed to indemnify the buyer for certain claims against the Plum baby food and snacks business alleging the presence of heavy metals in the products manufactured or sold on or prior to May 2, 2021, that were pending at the time of closing of the transaction or were asserted within two years thereafter. We recognized a pre-tax loss of $11 million and an after-tax gain on the sale of $3 million. The business had net sales of $68 million in 2021. Earnings were not material. The results of the business through the date of sale were reflected within the Meals & Beverages reportable segment.
4. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	Foreign Currency Translation Adjustments(1)	Cash-Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at August 2, 2020	$(10)	$(7)	$7	$(10)
Other comprehensive income (loss) before reclassifications	16	(4)	—	12
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	7	(4)	3
Net current-period other comprehensive income (loss)	16	3	(4)	15
Balance at August 1, 2021	$6	$(4)	$3	$5
Other comprehensive income (loss) before reclassifications	(6)	14	—	8
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(10)	(1)	(11)
Net current-period other comprehensive income (loss)	(6)	4	(1)	(3)
Balance at July 31, 2022	$—	$—	$2	$2
Other comprehensive income (loss) before reclassifications	(1)	4	—	3
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(8)	—	(8)
Net current-period other comprehensive income (loss)	(1)	(4)	—	(5)
Balance at July 30, 2023	$(1)	$(4)	$2	$(3)
_____________________________________
(1)Included no tax as of July 30, 2023, July 31, 2022, August 1, 2021, and August 2, 2020.
(2)Included a tax benefit of $1 million as of July 30, 2023, no tax as of July 31, 2022, and a tax benefit of $1 million as of August 1, 2021 and August 2, 2020.
(3)Included tax expense of $1 million as of as of July 30, 2023, July 31, 2022 and August 1, 2021, and $2 million as of August 2, 2020.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	2023	2022	2021	Location of Loss (Gain) Recognized in Earnings
Losses (gains) on cash-flow hedges:
Commodity contracts	$(3)	$(14)	$—	Cost of products sold
Foreign exchange forward contracts	(8)	1	6	Cost of products sold
Foreign exchange forward contracts	—	—	1	Other expenses / (income)
Forward starting interest rate swaps	1	1	1	Interest expense
Total before tax	(10)	(12)	8
Tax expense (benefit)	2	2	(1)
Loss (gain), net of tax	$(8)	$(10)	$7

Pension and postretirement benefit adjustments:
Prior service credit	$—	$(1)	$(5)	Other expenses / (income)
Tax expense (benefit)	—	—	1
Loss (gain), net of tax	$—	$(1)	$(4)
5. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill:

(Millions)	Meals & Beverages	Snacks	Total
Net balance at August 1, 2021	$970	$3,011	$3,981
Amounts reclassified due to segment change(1)	25	(25)	—
Foreign currency translation adjustment	(2)	—	(2)
Net balance at July 31, 2022	$993	$2,986	$3,979
Divestiture(2)	—	(11)	(11)
Foreign currency translation adjustment	(3)	—	(3)
Net balance at July 30, 2023	$990	$2,975	$3,965
_____________________________________
(1)See Note 6 for additional information.
(2)See Note 3 for additional information on the sale of the Emerald nuts business.

Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill:

	2023			2022
(Millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$830	$(229)	$601	$830	$(181)	$649
Indefinite-lived trademarks
Snyder's of Hanover			$620			$620
Lance			350			350
Kettle Brand			318			318
Pace			292			292
Pacific Foods			280			280
Cape Cod			187			187
Various other Snacks(1),(2)			494			502
Total indefinite-lived trademarks			$2,541			$2,549
Total net intangible assets			$3,142			$3,198
_____________________________________
(1)Associated with the acquisition of Snyder's-Lance, Inc. (Snyder's-Lance).
(2)An $8 million trademark was divested with the sale of the Emerald nuts business in 2023. See Note 3 for additional information.
Amortization expense was $48 million for 2023, $41 million for 2022 and $42 million for 2021. The increase in amortization expense in 2023 was a result of $7 million of accelerated amortization expense on customer relationships in the fourth quarter due to the loss of certain contract manufacturing customers. As of July 30, 2023, amortizable intangible assets had a weighted-average remaining useful life of 15 years. Amortization expense is estimated to be approximately $68 million in 2024, $59 million in 2025 and $34 million per year for the following three years.
As of the 2023 annual impairment testing, indefinite-lived trademarks with approximately 10% or less of excess coverage of fair value over carrying value had an aggregate carrying value of $434 million and included the Pacific Foods and certain other Snacks trademarks.
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
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 22% of consolidated net sales in 2023 and 2022 and 21% in 2021. Both of our reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates.

(Millions)	2023	2022	2021
Net sales
Meals & Beverages	$4,907	$4,607	$4,621
Snacks	4,450	3,955	3,855
Total	$9,357	$8,562	$8,476

(Millions)	2023	2022	2021
Earnings before interest and taxes
Meals & Beverages	$894	$874	$922
Snacks	640	517	514
Corporate income (expense)(1)	(206)	(223)	130
Restructuring charges(2)	(16)	(5)	(21)
Total	$1,312	$1,163	$1,545

(Millions)	2023	2022	2021
Depreciation and amortization
Meals & Beverages	$151	$131	$128
Snacks	211	185	169
Corporate(3)	25	21	20
Total	$387	$337	$317

(Millions)	2023	2022	2021
Capital expenditures
Meals & Beverages	$129	$76	$61
Snacks	199	120	153
Corporate(3)	42	46	61
Total	$370	$242	$275
_______________________________________
(1)Represents unallocated items. Pension and postretirement actuarial gains and losses are included in Corporate. There were actuarial gains of $15 million in 2023, losses of $44 million in 2022, and gains of $203 million in 2021. Costs related to the cost savings initiatives were $50 million, $26 million and $32 million in 2023, 2022 and 2021, respectively. Unrealized mark-to-market adjustments on outstanding undesignated commodity hedges were gains of $21 million in 2023, losses of $59 million in 2022, and gains of $50 million in 2021. Accelerated amortization expense related to customer relationship intangible assets was $7 million in 2023. A loss of $13 million on the sale of our Emerald nuts business was included in 2023. Transaction costs of $5 million associated with the pending acquisition of Sovos Brands, Inc. (Sovos Brands) was included in 2023. A loss of $11 million on the sale of our Plum baby food and snacks business was included in 2021.
(2)See Note 7 for additional information.
(3)Represents primarily corporate offices and enterprise-wide information technology systems.

Our net sales based on product categories are as follows:

(Millions)	2023	2022	2021
Net sales
Soup	$2,740	$2,615	$2,568
Snacks	4,643	4,103	3,989
Other simple meals	1,205	1,091	1,134
Beverages	769	753	785
Total	$9,357	$8,562	$8,476
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
A summary of the pre-tax charges recorded in the Consolidated Statements of Earnings related to these initiatives is as follows:

(Millions)	2023	2022	2021	Recognized as of July 30, 2023
Restructuring charges	$16	$5	$21	$280
Administrative expenses	24	20	28	383
Cost of products sold	18	5	3	102
Marketing and selling expenses	5	1	1	19
Research and development expenses	3	—	—	7
Total pre-tax charges	$66	$31	$53	$791
A summary of the pre-tax costs associated with these initiatives is as follows:

(Millions)	Recognized as of July 30, 2023
Severance pay and benefits	$240
Asset impairment/accelerated depreciation	106
Implementation costs and other related costs	445
Total	$791
The total estimated pre-tax costs for actions that have been identified are approximately $885 million to $905 million and we expect to incur the costs through 2025. These estimates will be updated as the expanded initiatives are developed.

We expect the costs for actions that have been identified to date to consist of the following: approximately $245 million to $250 million in severance pay and benefits; approximately $140 million in asset impairment and accelerated depreciation; and approximately $500 million to $515 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 32%; Snacks - approximately 43%; and Corporate - approximately 25%.
Of the aggregate $885 million to $905 million of pre-tax costs identified to date, we expect approximately $705 million to $725 million will be cash expenditures. In addition, we expect to invest approximately $620 million in capital expenditures through 2025, of which we invested $467 million as of July 30, 2023. The capital expenditures primarily relate to optimization of production within our Meals & Beverages manufacturing network, a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, optimization of information technology infrastructure and applications, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, enhancements to our headquarters in Camden, New Jersey, and optimization of the Snyder’s-Lance warehouse and distribution network.
A summary of the restructuring activity and related reserves at July 30, 2023, is as follows:

(Millions)	Severance Pay and Benefits	Implementation Costs and Other Related Costs(3)	Asset Impairment/Accelerated Depreciation	Other Non-Cash Exit Costs(4)	Total Charges
Accrued balance at August 1, 2021(1)	$7
2022 charges	5	26	—	—	$31
2022 cash payments	(5)
Accrued balance at July 31, 2022	$7
2023 charges	13	26	24	3	$66
2023 cash payments	(7)
Accrued balance at July 30, 2023(2)	$13
_______________________________________
(1)Includes $1 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(2)Includes $7 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(3)Includes other costs recognized as incurred that are not reflected in the restructuring reserves in the Consolidated Balance Sheets. The costs are included in Administrative expenses, Cost of products sold, Marketing and selling expenses and Research and development expenses in the Consolidated Statements of Earnings.
(4)Includes non-cash costs that are not reflected in the restructuring reserves in the Consolidated Balance Sheets.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

(Millions)	2023	Costs Incurred to Date
Meals & Beverages	$26	$251
Snacks	24	345
Corporate	16	195
Total	$66	$791
In addition, in the second quarter of 2021, we recorded a $19 million deferred tax charge in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance.
8. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for 2023 excludes less than 1 million stock options that would have been antidilutive. The earnings per share calculation for 2022 and 2021 excludes approximately 1 million stock options that would have been antidilutive.

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
In June 2023, we settled $245 million of our pension benefit obligations associated with approximately 6,000 retired participants currently receiving benefits within our U.S. defined benefit pension plans. A group annuity contract was purchased on behalf of these participants with a third-party insurance provider and funded directly by $241 million from the assets of our pension plans, resulting in an actuarial gain of $4 million.
Postretirement Benefits — We provide postretirement benefits, including health care and life insurance to eligible retired U.S. employees, and where applicable, their dependents. Accordingly, we sponsor a retiree medical program for eligible retired U.S. employees and fund applicable retiree medical accounts intended to provide reimbursement for eligible health care expenses on a tax-favored basis for retirees who satisfy certain eligibility requirements. Effective as of January 1, 2019, we no longer sponsor our own retiree medical coverage for substantially all retired U.S. employees that are Medicare eligible. Instead, we offer these Medicare-eligible retirees access to health care coverage through a private exchange and offer a health reimbursement account to subsidize benefits for a select group of such retirees. We also provide postretirement life insurance to all eligible U.S. employees who retired prior to January 1, 2018, as well as certain eligible retired employees covered by one of our collective bargaining agreements who retired prior to January 1, 2023.
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
Components of net periodic benefit expense (income) were as follows:

	Pension			Postretirement
(Millions)	2023	2022	2021	2023	2022	2021
Service cost	$13	$16	$18	$—	$—	$—
Interest cost	73	49	41	7	3	4
Expected return on plan assets	(100)	(118)	(122)	—	—	—
Amortization of prior service credit	1	—	—	(1)	(1)	(5)
Actuarial losses (gains)	(6)	80	(197)	(9)	(36)	(6)
Net periodic benefit expense (income)	$(19)	$27	$(260)	$(3)	$(34)	$(7)
The components of net periodic benefit expense (income) other than the service cost component are included in Other expenses / (income) in the Consolidated Statements of Earnings.
The pension actuarial gains recognized in 2023 were primarily due to increases in discount rates used to determine the benefit obligation and the gain from the annuity settlement, partially offset by losses on plan assets and plan experience. The pension actuarial losses recognized in 2022 were primarily due to losses on plan assets, partially offset by increases in discount rates used to determine the benefit obligation. The pension actuarial gains recognized in 2021 were primarily due to higher than anticipated investment gains on plan assets and increases in discount rates used to determine the benefit obligation.
The postretirement actuarial gains recognized in 2023, 2022 and 2021 were primarily due to increases in discount rates used to determine the benefit obligation.

Change in benefit obligation:

	Pension		Postretirement
(Millions)	2023	2022	2023	2022
Obligation at beginning of year	$1,737	$2,186	$172	$222
Service cost	13	16	—	—
Interest cost	73	49	7	3
Actuarial losses (gains)	(108)	(310)	(9)	(36)
Benefits paid	(104)	(106)	(17)	(17)
Settlements	(352)	(89)	—	—
Other	—	(6)	—	—
Foreign currency adjustment	(2)	(3)	—	—
Benefit obligation at end of year	$1,257	$1,737	$153	$172
Change in the fair value of pension plan assets:

(Millions)	2023	2022
Fair value at beginning of year	$1,763	$2,220
Actual return on plan assets	(1)	(272)
Employer contributions	1	—
Benefits paid	(91)	(92)
Settlements	(352)	(89)
Foreign currency adjustment	(4)	(4)
Fair value at end of year	$1,316	$1,763
Net amounts recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
(Millions)	2023	2022	2023	2022
Other assets	$164	$146	$—	$—
Accrued liabilities	10	13	18	19
Other liabilities	95	107	135	153
Net amounts recognized asset / (liability)	$59	$26	$(153)	$(172)
Amounts recognized in Accumulated other comprehensive income (loss) consist of:

(Millions)	Pension		Postretirement
	2023	2022	2023	2022
Prior service credit (cost)	$—	$(1)	$3	$4
The change in amounts recognized in Accumulated other comprehensive income (loss) associated with postretirement benefits was due to amortization in 2023 and 2022.
The following table provides information for pension plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets:

(Millions)	2023	2022
Projected benefit obligation	$105	$120
Accumulated benefit obligation	$104	$118
Fair value of plan assets	$—	$—
The accumulated benefit obligation for all pension plans was $1.24 billion at July 30, 2023, and $1.716 billion at July 31, 2022.

Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2023	2022	2023	2022
Discount rate	5.46%	4.58%	5.47%	4.48%
Rate of compensation increase	3.23%	3.23%	3.25%	3.25%
Interest crediting rate	4.00%	4.00%	Not applicable
Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	Pension
	2023	2022	2021
Discount rate	5.03%	3.13%	2.47%
Expected return on plan assets	6.40%	5.82%	6.01%
Rate of compensation increase	3.23%	3.23%	3.23%
Interest crediting rate	4.00%	4.00%	4.00%
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
The discount rate used to determine net periodic postretirement expense was 4.48% in 2023, 2.37% in 2022, and 2.15% in 2021.
Assumed health care cost trend rates at the end of the year:

	2023	2022
Health care cost trend rate assumed for next year	6.50%	6.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2030	2027
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

Our year-end pension plan weighted-average asset allocations by category were:

	Strategic Target	2023	2022
Equity securities	26%	27%	34%
Debt securities	68%	66%	59%
Real estate and other	6%	7%	7%
Total	100%	100%	100%
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
The following table presents our pension plan assets by asset category at July 30, 2023, and July 31, 2022:

	Fair Value as of July 30, 2023	Fair Value Measurements at July 30, 2023 Using Fair Value Hierarchy			Fair Value as of July 31, 2022	Fair Value Measurements at July 31, 2022 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Short-term investments	$7	$3	$4	$—	$33	$27	$6	$—
Equities:
U.S.	53	51	2	—	78	75	3	—
Non-U.S.	116	115	1	—	162	162	—	—
Corporate bonds:
U.S.	448	—	448	—	571	—	571	—
Non-U.S.	87	—	87	—	119	—	119	—
Government and agency bonds:
U.S.	183	—	183	—	224	—	224	—
Non-U.S.	14	—	14	—	20	—	20	—
Municipal bonds	15	—	15	—	19	—	19	—
Mortgage and asset backed securities	19	—	19	—	15	—	15	—
Real estate	2	1	—	1	4	2	—	2
Hedge funds	8	—	—	8	11	—	—	11
Derivative assets	4	—	4	—	10	—	10	—
Derivative liabilities	(3)	—	(3)	—	(5)	—	(5)	—
Total assets at fair value	$953	$170	$774	$9	$1,261	$266	$982	$13
Investments measured at net asset value:
Short-term investments	$69				$27
Commingled equity funds	158				307
Commingled fixed income funds	79				87
Real estate	73				99
Hedge funds	2				14
Total investments measured at net asset value:	$381				$534
Other items to reconcile to fair value	(18)				(32)
Total pension plan assets at fair value	$1,316				$1,763
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
The following table summarizes the changes in fair value of Level 3 investments for the years ended July 30, 2023, and July 31, 2022:

(Millions)	Real Estate	Hedge Funds	Total
Fair value at July 31, 2022	$2	$11	$13
Actual return on plan assets	—	(1)	(1)
Purchases, sales and settlements, net	(1)	(2)	(3)
Transfers out of Level 3	—	—	—
Fair value at July 30, 2023	$1	$8	$9

(Millions)	Real Estate	Hedge Funds	Total
Fair value at August 1, 2021	$3	$30	$33
Actual return on plan assets	—	1	1
Purchases, sales and settlements, net	(1)	(20)	(21)
Transfers out of Level 3	—	—	—
Fair value at July 31, 2022	$2	$11	$13

Estimated future benefit payments are as follows:

(Millions)	Pension	Postretirement
2024	$127	$19
2025	$118	$17
2026	$115	$16
2027	$110	$15
2028	$107	$14
2029-2033	$486	$60
The estimated future benefit payments include payments from funded and unfunded plans.
We do not expect contributions to pension plans to be material in 2024.
Defined Contribution Plans — We sponsor a 401(k) Retirement Plan that covers substantially all U.S. employees and provide a matching contribution of 100% of employee contributions up to 4% of eligible compensation. In addition, for employees not eligible to participate in defined benefit plans that we sponsor, we provide a contribution equal to 3% of eligible compensation regardless of their participation in the 401(k) Retirement Plan. Amounts charged to Costs and expenses were $73 million in 2023, $69 million in 2022 and $64 million in 2021.
10. Leases
We lease warehouse and distribution facilities, office space, manufacturing facilities, equipment and vehicles, primarily through operating leases.
Leases recorded on our Consolidated Balance Sheet have remaining terms primarily from 1 to 12 years.
Our fleet leases generally include residual value guarantees that are assessed at lease inception in determining ROU assets and corresponding liabilities. No other significant restrictions or covenants are included in our leases.
The components of lease costs were as follows:

(Millions)	2023	2022	2021
Operating lease cost	$86	$79	$80
Finance lease - amortization of ROU assets	16	17	6
Short-term lease cost	64	56	48
Variable lease cost(1)	207	202	201
Sublease income	—	—	(2)
Total	$373	$354	$333
__________________________________________
(1)Includes labor and other overhead included in our service contracts with embedded leases.
The following table summarizes the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
(Millions)	Balance Sheet Classification	2023	2022
ROU assets, net	Other assets	$275	$239
Lease liabilities (current)	Accrued liabilities	$70	$62
Lease liabilities (noncurrent)	Other liabilities	$208	$177

	Financing Leases
(Millions)	Balance Sheet Classification	2023	2022
ROU assets, net	Plant assets, net of depreciation	$27	$28
Lease liabilities (current)	Short-term borrowings	$13	$14
Lease liabilities (noncurrent)	Long-term debt	$15	$16

Weighted-average lease terms and discount rates were as follows:

	July 30, 2023		July 31, 2022
	Operating	Finance	Operating	Finance
Weighted-average remaining term in years	5.1	2.6	5.7	2.4
Weighted-average discount rate	3.2%	2.8%	2.2%	0.8%
Future minimum lease payments are as follows:

	July 30, 2023
(Millions)	Operating	Finance
2024	$77	$13
2025	71	8
2026	48	7
2027	37	1
2028	24	—
Thereafter	46	—
Total future undiscounted lease payments	303	29
Less imputed interest	25	1
Total reported lease liability	$278	$28
The following table summarizes cash flow and other information related to leases:

(Millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$84	$78
Financing cash flows from finance leases	$17	$17

ROU assets obtained in exchange for lease obligations:
Operating leases	$117	$79
Finance leases	$17	$16
11. Taxes on Earnings
The provision for income taxes on earnings from continuing operations consists of the following:

(Millions)	2023	2022	2021
Income taxes:
Currently payable:
Federal	$229	$160	$151
State	39	22	34
Non-U.S.	7	15	6
	275	197	191
Deferred:
Federal	(8)	29	102
State	2	(6)	33
Non-U.S.	1	(2)	2
	(5)	21	137
	$270	$218	$328

(Millions)	2023	2022	2021
Earnings from continuing operations before income taxes:
United States	$1,105	$948	$1,308
Non-U.S.	23	27	28
	$1,128	$975	$1,336
The following is a reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate:

	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes (net of federal tax benefit)	2.9	2.2	2.8
Tax effect of international items	—	0.7	0.2
State income tax law changes	0.1	(1.0)	0.3
Divestiture impact on deferred taxes	—	—	(0.9)
Legal entity reorganization	—	—	1.4
Capital loss on the sale of the Plum baby food and snacks business	—	—	(1.3)
Capital loss valuation allowance on the sale of the Plum baby food and snacks business	—	—	1.3
Other	(0.1)	(0.5)	(0.2)
Effective income tax rate	23.9%	22.4%	24.6%
In the second quarter of 2021, we recorded a $19 million deferred tax charge in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance.
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA introduces a corporate alternative minimum tax beginning in 2024, a 1% excise tax on share repurchases in excess of issuances after January 1, 2023, and several tax incentives to promote clean energy. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Equity. We do not expect the provisions of the IRA to have a material impact on our consolidated financial statements.
Deferred tax liabilities and assets are comprised of the following:

(Millions)	2023	2022
Depreciation	$340	$354
Amortization	881	870
Operating lease ROU assets	69	54
Pension	39	35
Other	8	9
Deferred tax liabilities	1,337	1,322
Benefits and compensation	112	119
Pension benefits	25	28
Tax loss carryforwards	10	13
Capital loss carryforwards	114	115
Operating lease liabilities	69	54
Capitalized research and development	15	—
Other	56	52
Gross deferred tax assets	401	381
Deferred tax asset valuation allowance	(129)	(131)
Deferred tax assets, net of valuation allowance	272	250
Net deferred tax liability	$1,065	$1,072

At July 30, 2023, our U.S. and non-U.S. subsidiaries had tax loss carryforwards of approximately $192 million. Of these carryforwards, $4 million may be carried forward indefinitely, and $188 million expire between 2024 and 2037, with the majority expiring after 2028. At July 30, 2023, deferred tax asset valuation allowances have been established to offset $40 million of these tax loss carryforwards. Additionally, as of July 30, 2023, our U.S. and non-U.S. subsidiaries had capital loss carryforwards of approximately $474 million, all of which were offset by valuation allowances. Of these capital loss carryforwards, $349 million expire in 2024, $77 million expire in 2026, and $48 million may be carried forward indefinitely.
The net change in the deferred tax asset valuation allowance in 2023 was a decrease of $2 million. The decrease was primarily due to state tax loss carryforwards. The net change in the deferred tax asset valuation allowance in 2022 was a decrease of $11 million. The decrease was primarily due to the liquidation of an inactive subsidiary. The net change in the deferred tax asset valuation allowance in 2021 was an increase of $20 million. The increase was primarily due to the sale of the Plum baby food and snacks business.
As of July 30, 2023, other deferred tax assets included $12 million of state tax credit carryforwards related to various states that expire in 2025. As of July 31, 2022, other deferred tax assets included $13 million of state tax credit carryforwards. As of July 30, 2023, and July 31, 2022, deferred tax asset valuation allowances have been established to offset the state tax credit carryforwards.
As of July 30, 2023, we had approximately $11 million of undistributed earnings of foreign subsidiaries which are deemed to be permanently reinvested and for which we have not recognized a deferred tax liability. We estimate that the tax liability that might be incurred if permanently reinvested earnings were remitted to the U.S. would not be material. Foreign subsidiary earnings in 2021 and thereafter are not considered permanently reinvested and we have therefore recognized a deferred tax liability and expense.
A reconciliation of the activity related to unrecognized tax benefits follows:

(Millions)	2023	2022	2021
Balance at beginning of year	$14	$22	$23
Increases related to prior-year tax positions	—	4	—
Decreases related to prior-year tax positions	—	(10)	(1)
Increases related to current-year tax positions	2	1	3
Settlements	—	(2)	—
Lapse of statute	(1)	(1)	(3)
Balance at end of year	$15	$14	$22
The increase of unrecognized tax benefits was primarily due current-year tax positions. The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was $12 million as of July 30, 2023, and July 31, 2022, and $18 million as of August 1, 2021. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes.
Our accounting policy for interest and penalties attributable to income taxes is to reflect any expense or benefit as a component of our income tax provision. The total amount of interest and penalties recognized in the Consolidated Statements of Earnings was not material in 2023, 2022, and 2021. The total amount of interest and penalties recognized in the Consolidated Balance Sheets in Other liabilities was $5 million as of July 30, 2023, and $4 million as of July 31, 2022.
We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities, including the U.S. and Canada. With limited exceptions, we have been audited for income tax purposes in the U.S. through 2021 and in Canada through 2016. In addition, several state income tax examinations are in progress for the years 2017 to 2021.

12. Short-term Borrowings and Long-term Debt
Short-term borrowings consist of the following:

(Millions)	2023	2022
Commercial paper	$178	$235
Notes	—	566
Finance leases	13	14
Other(1)	—	(1)
Total short-term borrowings	$191	$814
_______________________________________
(1)Includes unamortized net discount/premium on debt issuances and debt issuance costs.
The weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 5.43% as of July 30, 2023, and 2.63% as of July 31, 2022.
As of July 30, 2023, we issued $29 million of standby letters of credit. On September 27, 2021, we entered into a committed revolving credit facility totaling $1.85 billion scheduled to mature on September 27, 2026. This facility remained unused at July 30, 2023, except for $1 million of standby letters of credit that we issued under it. The facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the credit facility) of not less than 3.25:1.00, measured quarterly, and customary events of default for credit facilities of this type. Loans under this facility will bear interest at the rates specified in the facility, which vary based on the type of loan and certain other customary conditions. The facility supports our commercial paper program and other general corporate purposes.
On April 4, 2023, we entered into an amendment to our existing revolving credit facility to replace remaining LIBOR-based benchmark rates applicable to borrowings under the revolving credit facility with SOFR-based benchmark rates, in advance of the cessation of LIBOR occurring on June 30, 2023.
Long-term debt consists of the following:

(Millions)	2023	2022
3.65% Notes due March 15, 2023	$—	$566
3.95% Notes due March 15, 2025	850	850
3.30% Notes due March 19, 2025	300	300
Variable-rate term loan due November 15, 2025	500	—
4.15% Notes due March 15, 2028	1,000	1,000
2.375% Notes due April 24, 2030	500	500
3.80% Notes due August 2, 2042	163	163
4.80% Notes due March 15, 2048	700	700
3.125% Notes due April 24, 2050	500	500
Finance leases	15	16
Other(1)	(30)	(34)
Total	$4,498	$4,561
Less current portion	—	565
Total long-term debt	$4,498	$3,996
_______________________________________
(1)Includes unamortized net discount/premium on debt issuances and debt issuance costs.

Principal amounts of long-term debt mature as follows:

(Millions)
2025	$1,158
2026	$507
2027	$—
2028	$1,000
Thereafter	$1,863
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
Debt Repayments
In March 2023, we repaid our 3.65% $566 million Notes.
In March 2021, we repaid our 3.30% $321 million Notes and floating rate $400 million Notes, and in May 2021, we repaid our 8.875% $200 million Notes.
Debt Issuances
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit risk-related contingent features in our derivative instruments as of July 30, 2023, or July 31, 2022.
We are also exposed to credit risk from our customers. During 2023, our largest customer accounted for approximately 22% of consolidated net sales. Our five largest customers accounted for approximately 47% of our consolidated net sales in 2023.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk, primarily the Canadian dollar, related to intercompany transactions and third-party transactions. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $125 million as of

July 30, 2023, and $140 million as of July 31, 2022. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income (loss). The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $15 million as of July 30, 2023, and $13 million as of July 31, 2022.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. There were no interest rate swaps outstanding as of July 30, 2023, or July 31, 2022.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, natural gas, soybean oil, aluminum, cocoa, corn, soybean meal and butter. Commodity futures, options and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts designated as cash-flow hedges as of July 30, 2023. The notional amount of commodity contracts designated as cash-flow hedges was $3 million as of July 31, 2022. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. The notional amount of commodity contracts not designated as accounting hedges was $194 million as of July 30, 2023, and $254 million as of July 31, 2022. The change in fair value on undesignated instruments is recorded in Cost of products sold.
We have a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional amount was approximately $47 million as of July 30, 2023, and $39 million as of July 31, 2022. The change in fair value on the embedded derivative is recorded in Cost of products sold.
Deferred Compensation Obligation Price Risk
We enter into swap contracts which hedge a portion of exposures relating to the total return of certain deferred compensation obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts as of July 30, 2023, and July 31, 2022, were $42 million and $50 million, respectively.
The following tables summarize the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of July 30, 2023, and July 31, 2022:

(Millions)	Balance Sheet Classification	2023	2022
Asset Derivatives
Derivatives designated as hedges:
Commodity contracts	Other current assets	$—	$3
Foreign exchange forward contracts	Other current assets	—	2
Total derivatives designated as hedges		$—	$5
Derivatives not designated as hedges:
Commodity contracts	Other current assets	$15	$20
Deferred compensation contracts	Other current assets	4	—
Commodity contracts	Other assets	1	—
Total derivatives not designated as hedges		$20	$20
Total asset derivatives		$20	$25

(Millions)	Balance Sheet Classification	2023	2022
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$1	$—
Total derivatives designated as hedges		$1	$—
Derivatives not designated as hedges:
Commodity contracts	Accrued liabilities	$5	$30
Deferred compensation contracts	Accrued liabilities	—	4
Total derivatives not designated as hedges		$5	$34
Total liability derivatives		$6	$34
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of July 30, 2023, and July 31, 2022, would be adjusted as detailed in the following table:

	2023			2022
(Millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$20	$(5)	$15	$25	$(17)	$8
Total liability derivatives	$6	$(5)	$1	$34	$(17)	$17
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. A cash margin asset balance of $2 million at July 30, 2023, and $8 million at July 31, 2022, were included in Other current assets in the Consolidated Balance Sheets.
The following tables show the effect of our derivative instruments designated as cash-flow hedges for the years ended July 30, 2023, July 31, 2022, and August 1, 2021 in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
(Millions)		2023	2022	2021
OCI derivative gain (loss) at beginning of year		$—	$(5)	$(8)
Effective portion of changes in fair value recognized in OCI:
Commodity contracts		—	13	4
Foreign exchange forward contracts		5	4	(9)
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Commodity contracts	Cost of products sold	(3)	(14)	—
Foreign exchange forward contracts	Cost of products sold	(8)	1	6
Foreign exchange forward contracts	Other expenses / (income)	—	—	1
Forward starting interest rate swaps	Interest expense	1	1	1
OCI derivative gain (loss) at end of year		$(5)	$—	$(5)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $2 million.

The following table shows the total amounts of line items presented in the Consolidated Statements of Earnings for the years ended 2023, 2022, and 2021 in which the effects of derivative instruments designated as cash-flow hedges are recorded and the total effect of hedge activity on these line items are as follows:

	2023		2022		2021
(Millions)	Cost of products sold	Interest expense	Cost of products sold	Interest expense	Cost of products sold	Other expenses / (income)	Interest expense
Consolidated Statements of Earnings:	$6,440	$188	$5,935	$189	$5,665	$(254)	$210

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$(11)	$1	$(13)	$1	$6	$1	$1
The amount excluded from effectiveness testing recognized in each line item of earnings using an amortization approach was not material in all periods presented.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

(Millions)	Location of Loss (Gain) Recognized in Earnings	2023	2022	2021
Foreign exchange forward contracts	Cost of products sold	$—	$—	$2
Commodity contracts	Cost of products sold	(27)	8	(55)
Deferred compensation contracts	Administrative expenses	(4)	3	(8)
Total		$(31)	$11	$(61)
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis as of July 30, 2023, and July 31, 2022, consistent with the fair value hierarchy:

	Fair Value as of July 30, 2023	Fair Value Measurements at July 30, 2023 Using Fair Value Hierarchy			Fair Value as of July 31, 2022	Fair Value Measurements at July 31, 2022 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$—	$—	$—	$—	$2	$—	$2	$—
Commodity derivative contracts(2)	16	11	3	2	23	—	19	4
Deferred compensation derivative contracts(3)	4	—	4	—	—	—	—	—
Deferred compensation investments(4)	1	1	—	—	2	2	—	—
Total assets at fair value	$21	$12	$7	$2	$27	$2	$21	$4

	Fair Value as of July 30, 2023	Fair Value Measurements at July 30, 2023 Using Fair Value Hierarchy			Fair Value as of July 31, 2022	Fair Value Measurements at July 31, 2022 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(1)	$1	$—	$1	$—	$—	$—	$—	$—
Commodity derivative contracts(2)	5	3	2	—	30	6	24	—
Deferred compensation derivative contracts(3)	—	—	—	—	4	—	4	—
Deferred compensation obligation(4)	91	91	—	—	96	96	—	—
Total liabilities at fair value	$97	$94	$3	$—	$130	$102	$28	$—
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
(3)Based on equity index swap rates.
(4)Based on the fair value of the participants’ investments.

The following table summarizes the changes in fair value of Level 3 assets for the years ended July 30, 2023, and July 31, 2022:

(Millions)	2023	2022
Fair value at beginning of year	$4	$1
Gains (losses)	3	18
Settlements	(5)	(15)
Fair value at end of year	$2	$4
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
There were no cash equivalents at July 30, 2023, and $27 million at July 31, 2022. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt was $4.293 billion at July 30, 2023, and $4.637 billion at July 31, 2022. The carrying value was $4.689 billion at July 30, 2023, and $4.81 billion at July 31, 2022. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
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
In 2023, we repurchased 2.698 million shares at a cost of $142 million. Of this amount, $68 million was used to repurchase shares pursuant to our June 2021 program and $74 million was used to repurchase share pursuant to our September 2021 program. As of July 30, 2023, approximately $104 million remained available under the June 2021 program and approximately $301 million remained under the September 2021 program. In 2022, we repurchased 3.8 million shares at a cost of $167 million. In 2021, we repurchased approximately 1 million shares at a cost of $36 million.
16. Stock-based Compensation
In 2005, shareholders approved the 2005 Long-Term Incentive Plan, which authorized the issuance of 6 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock/units (including performance restricted stock) and performance units. In 2008, shareholders approved an amendment to the 2005 Long-Term Incentive Plan to increase the number of authorized shares to 10.5 million and in 2010, shareholders approved another amendment to the 2005 Long-Term Incentive Plan to increase the number of authorized shares to 17.5 million. In 2015, shareholders approved the 2015 Long-Term Incentive Plan, which authorized the issuance of 13 million shares. Approximately 6 million of these shares were shares that were currently available under the 2005 plan and were incorporated into the 2015 Plan upon approval by shareholders. In 2022, shareholders approved the 2022 Long-Term Incentive Plan, which authorized the issuance of 12 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock/units (including performance restricted stock) and performance units. The 2022 Long-Term Incentive Plan replaced the 2015 Long-Term Incentive Plan and no new awards can be granted under the 2015 Long-Term Incentive Plan and none of the shares that remain available under the 2015 Long-Term Incentive Plan are available for issuance under the 2022 Long-Term Incentive Plan.
Awards under Long-Term Incentive Plans may be granted to employees and directors. Pursuant to the Long-Term Incentive Plan, we adopted a long-term incentive compensation program which provides for grants of total shareholder return (TSR) performance restricted stock/units, EPS performance restricted stock/units, strategic performance restricted stock/units, time-lapse restricted stock/units, special performance restricted stock/units, free cash flow (FCF) performance restricted stock/units and unrestricted stock. Under the program, awards of TSR performance restricted stock/units will be earned by comparing our total shareholder return during a three-year period to the respective total shareholder returns of companies in a performance peer group. Based upon our ranking in the performance peer group after the relevant three-year performance period, a recipient of TSR performance restricted stock/units may earn a total award ranging from 0% to 200% of the initial grant. Awards of EPS performance restricted stock/units granted beginning in 2022 will be earned upon the achievement of our adjusted EPS compound annual growth rate goal (EPS CAGR performance restricted stock/units), measured over a three-year period. A recipient of EPS CAGR performance restricted stock/units may earn a total award ranging from 0% to 200% of the initial grant. Awards of EPS performance restricted stock/units granted prior to 2022 were earned based upon our achievement of annual earnings per share goals and vested over the relevant three-year period. During the three-year vesting period, a recipient of EPS performance restricted stock/units earned a total award of either 0% or 100% of the initial grant. Awards of the strategic performance restricted stock units were earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a three-year period. A recipient of strategic performance restricted stock units earned a total award ranging from 0% to 200% of the initial grant. Awards of FCF performance restricted stock units were earned based upon the achievement of free cash flow (defined as Net cash provided by operating activities less capital expenditures and certain investing and financing activities) compared to annual operating plan objectives over a three-year period. An annual objective was established each fiscal year for three consecutive years. Performance against these objectives was averaged at the end of the three-year period to determine the number of underlying units that vested at the end of the three years. A recipient of FCF performance restricted stock units earned a total award ranging from 0% to 200% of the initial grant. Awards of time-lapse restricted stock/units will vest ratably over the three-year period. In addition, we may issue special grants of restricted stock/units to attract and retain executives which vest over various periods. Awards are generally granted annually in October.
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
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statements of Earnings were as follows:

(Millions)	2023	2022	2021
Total pre-tax stock-based compensation expense	$63	$59	$64
Tax-related benefits	$12	$10	$12
The following table summarizes stock option activity as of July 30, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(Millions)
Outstanding at July 31, 2022	1,297	$46.04
Granted	—	$—
Exercised	(464)	$48.33
Terminated	—	$—
Outstanding at July 30, 2023	833	$44.77	4.2	$4
Exercisable at July 30, 2023	833	$44.77	4.2	$4
The total intrinsic value of options exercised during 2023 and 2022 was $3 million and $1 million, respectively. The total intrinsic value of options exercised during 2021 was not material. We measured the fair value of stock options using the Black-Scholes option pricing model.
We expensed stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expensed on an accelerated basis. As of January 2022, compensation related to stock options was fully expensed.

The following table summarizes time-lapse restricted stock units and EPS CAGR performance restricted stock units as of July 30, 2023:

	Units	Weighted- Average Grant-Date Fair Value
	(In thousands)
Nonvested at July 31, 2022	1,946	$43.88
Granted	1,227	$47.65
Vested	(770)	$45.25
Forfeited	(129)	$44.94
Nonvested at July 30, 2023	2,274	$45.39
We determine the fair value of time-lapse restricted stock units, EPS CAGR performance restricted stock units, FCF performance restricted stock units and EPS performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units and EPS CAGR performance restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 560 thousand EPS CAGR performance target grants outstanding at July 30, 2023, with a weighted-average grant-date fair value of $44.33. We expensed FCF performance restricted stock units over the requisite service period of each objective. As of October 31, 2021, there were no FCF performance target grants outstanding. We expensed EPS performance restricted stock units on a graded vesting basis, expect for awards issued to retirement-eligible participants, which we expensed on an accelerated basis. As of November 1, 2020, there were no EPS performance target grants outstanding. The actual number of EPS CAGR performance restricted stock units, FCF performance restricted stock units and EPS performance restricted stock units, that vest will depend on actual performance achieved. We estimate expense based on the number of awards expected to vest.
As of July 30, 2023, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS CAGR performance restricted units was $43 million, which will be amortized over the weighted-average remaining service period of 1.6 years. In the first quarter of 2022, recipients of FCF performance restricted stock units earned 167% of the initial grants based upon the average of actual performance achieved during a three-year period ended August 1, 2021. As a result, approximately 158 thousand additional shares were awarded. The fair value of restricted stock units vested during 2023, 2022 and 2021 was $37 million, $50 million and $38 million, respectively. The weighted-average grant-date fair value of the restricted stock units granted during 2022 and 2021 was $41.96 and $48.37, respectively.
The following table summarizes TSR performance restricted stock units as of July 30, 2023:

	Units	Weighted- Average Grant-Date Fair Value
	(In thousands)
Nonvested at July 31, 2022	1,153	$55.63
Granted	296	$53.74
Vested	(443)	$63.06
Forfeited	(58)	$51.70
Nonvested at July 30, 2023	948	$51.81
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Weighted-average assumptions used in the Monte Carlo simulation were as follows:

	2023	2022	2021
Risk-free interest rate	4.29%	0.46%	0.15%
Expected dividend yield	3.09%	3.50%	2.85%
Expected volatility	26.40%	27.42%	29.99%
Expected term	3 years	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of July 30, 2023, total remaining unearned compensation related to TSR performance restricted stock units was $13 million, which will be amortized over the weighted-average remaining service period of 1.6 years. In the first quarter of 2023, recipients of TSR performance restricted stock units earned 100% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 29, 2022. In the first quarter of 2022, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 30, 2021. In the first quarter of 2021, recipients of TSR performance restricted stock units earned 50% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 31, 2020. The fair value of TSR performance restricted stock units vested during 2023, 2022, and 2021 was $21 million, $8 million and $11 million, respectively. The weighted-average grant-date fair value of the TSR performance restricted stock units granted during 2022 and 2021 was $45.54 and $54.93, respectively. In the first quarter of 2024, recipients of TSR performance restricted stock units will receive a 75% payout based upon our TSR ranking in a performance peer group during a three-year period ended July 28, 2023.
The tax benefits on the exercise of stock options in 2023, 2022 and 2021 were not material. Cash received from the exercise of stock options was $22 million, $3 million and $2 million for 2023, 2022, and 2021, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of July 30, 2023. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
Other Contingencies
We guarantee approximately 4,700 bank loans made to independent contractor distributors by third-party financial institutions for the purchase of distribution routes. The maximum potential amount of the future payments under existing guarantees we could be required to make is $496 million as of July 30, 2023. Our guarantees are indirectly secured by the distribution routes. We do not expect that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of July 30, 2023, and July 31, 2022, were not material.
We have provided certain indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at July 30, 2023, and July 31, 2022.

18. Supplemental Financial Statement Data
Balance Sheets

(Millions)	2023	2022
Accounts receivable
Customer accounts receivable	$513	$502
Allowances	(19)	(12)
Subtotal	$494	$490
Other	35	51
	$529	$541

(Millions)	2023	2022
Inventories
Raw materials, containers and supplies	$372	$390
Finished products	919	856
	$1,291	$1,246

(Millions)	2023	2022
Plant assets
Land	$74	$74
Buildings	1,547	1,531
Machinery and equipment	4,004	3,932
Projects in progress	291	141
Total cost	$5,916	$5,678
Accumulated depreciation(1)	(3,518)	(3,335)
	$2,398	$2,343
____________________________________
(1)Depreciation expense was $339 million in 2023, $296 million in 2022 and $275 million in 2021. Buildings are depreciated over periods ranging from 7 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 2 to 20 years.

(Millions)	2023	2022
Other assets
Operating lease ROU assets, net of amortization	$275	$239
Pension	164	146
Other	53	24
	$492	$409

(Millions)	2023	2022
Accrued liabilities
Accrued compensation and benefits	$222	$216
Fair value of derivatives	6	34
Accrued trade and consumer promotion programs	156	141
Accrued interest	57	64
Restructuring	6	7
Operating lease liabilities	70	62
Other	75	97
	$592	$621

(Millions)	2023	2022
Other liabilities
Pension benefits	$95	$107
Postretirement benefits	135	153
Operating lease liabilities	208	177
Deferred compensation	80	81
Unrecognized tax benefits	11	15
Restructuring	7	—
Other	72	70
	$608	$603
Statements of Earnings

(Millions)	2023	2022	2021
Other expenses / (income)
Amortization of intangible assets(1)	$48	$41	$42
Net periodic benefit income other than the service cost	(35)	(23)	(285)
Loss on sales of businesses(2)	13	—	11
Transaction costs(3)	5	—	—
Transition services fees	(1)	—	(27)
Other	2	3	5
	$32	$21	$(254)

Advertising and consumer promotion expense(4)	$365	$314	$399

Interest expense(5)
Interest expense	$192	$191	$214
Less: Interest capitalized	4	2	4
	$188	$189	$210
____________________________________
(1)In 2023, we recognized accelerated amortization expense of $7 million related to customer relationship intangible assets.
(2)In 2023, we recognized a loss of $13 million on the sale of our Emerald nuts business. In 2021, we recognized a loss of $11 million on the sale of our Plum baby food and snacks business. See Note 3 for additional information.
(3)In 2023, we recognized transaction costs of $5 million related to the pending acquisition of Sovos Brands.
(4)Included in Marketing and selling expenses.
(5)In 2022, we recognized a loss of $4 million (including $3 million of premium and other costs) on the extinguishment of debt. See Note 12 for additional information.

Statements of Cash Flows

(Millions)	2023	2022	2021
Cash Flows from Operating Activities
Other non-cash charges to net earnings
Operating lease ROU asset expense	$80	$74	$75
Amortization of debt issuance costs/debt discount	4	5	6
Benefit related expense	4	3	12
Other	12	6	(7)
	$100	$88	$86

Other
Benefit related payments	$(47)	$(45)	$(49)
Other	(4)	3	2
	$(51)	$(42)	$(47)

Other Cash Flow Information
Interest paid	$193	$188	$214
Interest received	$4	$1	$1
Income taxes paid	$268	$196	$212
19. Subsequent Event
On August 7, 2023, we entered into a merger agreement to acquire Sovos Brands for $23.00 per share in cash, representing a total enterprise value of approximately $2.7 billion. The closing of the Sovos Brands acquisition is subject to certain customary mutual conditions, including (i) the absence of any injunction or other order issued by a court of competent jurisdiction in the United States or applicable law or legal prohibition in the United States that prohibits or makes illegal the consummation of the merger, (ii) the approval of Sovos Brands' shareholders holding at least a majority of the outstanding shares of Sovos Brands common stock entitled to vote on the adoption of the merger agreement and (iii) the expiration or termination of any waiting period (and any extension thereof) applicable to the consummation of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. There are also several pending lawsuits filed by purported shareholders of Sovos Brands seeking, among other things, to enjoin the acquisition. If any condition to the acquisition is not satisfied or waived, the completion of the acquisition could be significantly delayed or not occur at all.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of July 30, 2023.
The effectiveness of the Company’s internal control over financial reporting as of July 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on the next page.

/s/ Mark A. Clouse
Mark A. Clouse
President and Chief Executive Officer

/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer

/s/ Stanley Polomski
Stanley Polomski
Senior Vice President and Controller
(Principal Accounting Officer)

September 21, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Campbell Soup Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Campbell Soup Company and its subsidiaries (the "Company") as of July 30, 2023 and July 31, 2022, and the related consolidated statements of earnings, of comprehensive income, of equity and of cash flows for each of the three years in the period ended July 30, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended July 30, 2023 appearing on page 80 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of July 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 30, 2023 and July 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Indefinite-Lived Intangible Assets Impairment Test for Certain Trademarks
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s indefinite-lived intangible assets (trademarks) were $2.541 billion as of July 30, 2023. Of the carrying value of all indefinite-lived trademarks, $620 million related to the Snyder's of Hanover trademark, $350 million related to the Lance trademark, $318 million related to the Kettle Brand trademark, $280 million related to the Pacific Foods trademark, and $187 million related to the Cape Cod trademark. Management conducts a test at least annually in the fourth quarter for impairment, or more often if events or changes in circumstances indicate that the carrying amount of the asset may be impaired. Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to the carrying value. Fair value is determined using a relief from royalty valuation method based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average costs of capital and assumed royalty rates. If the carrying value exceeds fair value, an impairment charge will be recorded to reduce the asset to fair value.
The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible assets impairment test for certain trademarks is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain trademarks, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the weighted average costs of capital and assumed royalty rates for the Snyder's of Hanover, Lance, Kettle Brand, Pacific Foods, and Cape Cod trademarks, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible assets impairment test for trademarks. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of certain trademarks, (ii) evaluating the appropriateness of the relief from royalty valuation method, (iii) testing the completeness and accuracy of underlying data used in the relief from royalty valuation method, and (iv) evaluating the reasonableness of the significant assumptions used by management related to the weighted average costs of capital and assumed royalty rates for the Snyder's of Hanover, Lance, Kettle Brand, Pacific Foods, and Cape Cod trademarks. Evaluating management’s assumption related to the assumed royalty rates involved evaluating whether the assumption used by management was reasonable considering (i) the current and past profitability of certain trademarks, (ii) the consistency with external market and industry data, and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the relief from royalty valuation method and the reasonableness of the weighted average cost of capital and assumed royalty rate assumptions.

/s/	PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

September 21, 2023

We have served as the Company’s auditor since 1954.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of July 30, 2023 (the Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
The annual report of management on our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on page 70. The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on pages 71-72.
There were no changes in our internal control over financial reporting that materially affected, or were likely to materially affect, such internal control over financial reporting during the quarter ended July 30, 2023.
Item 9B. Other Information
During the quarter ended July 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" in accordance with Item 408 of Regulation S-K of the Securities Act.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled "Item 1 — Election of Directors" and "Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers" in our Proxy Statement for the 2023 Annual Meeting of Shareholders (the 2023 Proxy) are incorporated herein by reference. The information presented in the section entitled "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure" in the 2023 Proxy relating to the members of our Audit Committee and the Audit Committee’s financial experts is incorporated herein by reference.
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
We have also adopted a separate Code of Business Conduct and Ethics applicable to the Board of Directors, our officers and all of our employees. The Code of Business Conduct and Ethics is posted on the Investor portion of our website, www.campbellsoupcompany.com (under the "About Us—Investors—Governance—Governance Documents" caption). Our Corporate Governance Standards and the charters of our four standing committees of the Board of Directors can also be found at this website. Printed copies of the foregoing are available to any shareholder requesting a copy by:
•writing to Investor Relations, Campbell Soup Company, 1 Campbell Place, Camden, NJ 08103-1799;
•calling 856-342-6081; or
•e-mailing our Investor Relations Department at IR@campbells.com.
Item 11. Executive Compensation
The information presented in the sections entitled "Compensation Discussion and Analysis," "Executive Compensation Tables," "Corporate Governance Policies and Practices — Compensation of Directors," "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure — Compensation and Organization Committee Interlocks and Insider Participation" and "Compensation Discussion and Analysis — Compensation and Organization Committee Report" in the 2023 Proxy is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information presented in the sections entitled "Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers" and "Voting Securities and Principal Shareholders — Principal Shareholders" in the 2023 Proxy is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the stock that could have been issued under our equity compensation plans as of July 30, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (c)
Equity Compensation Plans Approved by Security Holders (1)	5,561,603	$44.77	11,889,375
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	5,561,603	$44.77	11,889,375
___________________________________
(1)Column (a) represents stock options and restricted stock units outstanding under the 2022 Long-Term Incentive Plan, the 2015 Long-Term Incentive Plan and the 2005 Long-Term Incentive Plan. Column (a) includes 3,015,598 TSR performance restricted stock units and EPS performance restricted stock units based on the maximum number of shares potentially issuable under the awards, and the number of shares, if any, to be issued pursuant to such awards will be determined based upon performance during the applicable three-year performance period. No additional awards can be made under either of the 2005 Long-Term Incentive Plan or 2015 Long-Term Incentive Plan. Future equity awards under the 2022 Long-Term Incentive Plan may take the form of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted performance stock, unrestricted Campbell stock, restricted stock units and performance units. Column (b) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock units are not included in this calculation. Column (c) represents the maximum number of future equity awards that can be made under the 2022 Long-Term Incentive Plan as of July 30, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information presented in the sections entitled "Corporate Governance Policies and Practices — Transactions with Related Persons," "Item 1 — Election of Directors," "Corporate Governance Policies and Practices — Director Independence" and "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure" in the 2023 Proxy is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information presented in the sections entitled "Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Firm Fees and Services" and "Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Committee Pre-Approval Policy" in the 2023 Proxy is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
1.  Financial Statements
Consolidated Statements of Earnings for 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for 2023, 2022 and 2021
Consolidated Balance Sheets as of July 30, 2023 and July 31, 2022
Consolidated Statements of Cash Flows for 2023, 2022 and 2021
Consolidated Statements of Equity for 2023, 2022 and 2021
Notes to Consolidated Financial Statements
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

2.  Financial Statement Schedule
II - Valuation and Qualifying Accounts for 2023, 2022 and 2021
3.  Exhibits
Reference is made to Item 15(b) below.
(b) Exhibits. The Exhibit Index, which immediately precedes the signature page, is incorporated by reference into this Report.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.
Item 16. Form 10-K Summary
None.

INDEX TO EXHIBITS

2
Agreement and Plan of Merger, dated August 7, 2023, by and among Sovos Brands, Inc., Campbell Soup Company and Premium Products Merger Sub, Inc., is incorporated by reference to Exhibit 2.1 to Campbell’s Form 8-K (SEC file number 1-3822) filed with the SEC on August 7, 2023

3(a)
Campbell’s Restated Certificate of Incorporation, as amended through February 24, 1997, is incorporated by reference to Exhibit 3(i) to Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2002.

3(b)
By-Laws of Campbell Soup Company, amended and restated effective May 23, 2023, are incorporated by reference to Exhibit 3.1 to Campbell’s Form 8-K (SEC file number 1-3822) filed with the SEC on May 24, 2023.

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

4(e)
Form of Subordinated Indenture between the Campbell Soup Company and U.S. Bank, National Association, as trustee, is incorporated by reference to Exhibit 4.2 to Campbell’s Registration Statement on Form S-3 (SEC file number 333-274048) filed with the SEC on August 17, 2023.

4(f)
First Supplemental Indenture, dated as of August 17, 2023, between Campbell Soup Company, Computershare Trust Company, N.A. (as successor in interest to Wells Fargo Bank, National Association), as retiring trustee, and U.S. Bank, National Association, as successor trustee, is incorporated by reference to Exhibit 4.3 to Campbell’s Registration Statement on Form S-3 (SEC file number 333-274048) filed with the SEC on August 17, 2023.

4(g)	Form of 3.800% Notes due 2042 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on August 2, 2012.

4(h)	Form of 3.300% Note due 2025 is incorporated by referenced to Exhibit 4.2 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 19, 2015.

4(i)	Form of 3.950% Note due 2025 is incorporated by reference to Exhibit 4.2.5 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(j)	Form of 4.150% Note due 2028 is incorporated by reference to Exhibit 4.2.6 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(k)	Form of 4.800% Note due 2048 is incorporated by reference to Exhibit 4.2.7 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(l)	Form of 2.375% Note due 2030 incorporated by reference to Exhibit 4.2.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 24, 2020.

4(m)	Form of 3.125% Note due 2050 incorporated by reference to Exhibit 4.2.2 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 24, 2020.

4(n)	Description of securities incorporated by reference to Exhibit 4(p) to Campbell's Form 10-K (SEC file number 1-3822) filed with the SEC on September 26, 2019.

10(a)+
Campbell Soup Company 2005 Long-Term Incentive Plan, as amended and restated on November 18, 2010, is incorporated by reference to Campbell’s 2010 Proxy Statement (SEC file number 1-3822) filed with the SEC on October 7, 2010.

10(b)+	Campbell Soup Company 2015 Long-Term Incentive Plan is incorporated by reference to Campbell’s 2015 Proxy Statement (SEC file number 1-3822) filed with the SEC on October 9, 2015.

10(c)+	Campbell Soup Company 2022 Long-Term Incentive Plan, is incorporated by reference to Appendix B to Campbell’s 2022 Proxy Statement (SEC file number 1-3822) filed with the SEC on October 18, 2022.

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

10(g)+	Deferred Compensation Plan, effective November 18, 1999, is incorporated herein by reference to Exhibit 10(e) to Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2000.

10(h)+	First Amendment to Campbell Soup Company Deferred Compensation Plan, as amended and restated effective as of September 1, 2023.
10(i)+
Campbell Soup Company Supplemental Retirement Plan (formerly known as Deferred Compensation Plan II), as amended and restated effective as of August 1, 2015, is incorporated herein by reference to Exhibit 4(c) to Campbell’s Form S-8 (SEC file number 333-216582) filed with the SEC on March 9, 2017.

10(j)+	Form of Severance Protection Agreement is incorporated by reference to Exhibit 10(i) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2017.

10(k)+	Form of Amendment to the Severance Protection Agreement is incorporated by reference to Exhibit 10(j) to Campbell's Form 10-K (SEC file number) for the fiscal year ended July 30, 2017.

10(l)+	Form of U.S. Severance Protection Agreement is incorporated by reference to Exhibit 10(m) to Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2011.

10(m)+	Form of Amendment to U.S. Severance Protection Agreement is incorporated by reference to Exhibit 10(o) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2016.

10(n)+
Campbell Soup Company Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009, is incorporated by reference to Exhibit 10(c) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009.

10(o)+
First Amendment to the Campbell Soup Company Supplemental Employees’ Retirement Plan, effective as of December 31, 2010, is incorporated by reference to Exhibit 10(c) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 30, 2011.

10(p)+
Form of 2005 Long-Term Incentive Plan Nonqualified Stock Option Agreement is incorporated by reference to Exhibit 10 to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 1, 2015.

10(q)+
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

10(v)+
Form of 2015 Long-Term Incentive Performance Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10(t) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended August 1, 2021.

10(w)+	Form of 2022 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement.

10(x)+	Form of 2022 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (Earnings Per Share).

10(y)+	Form of 2022 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (Total Shareholder Return).

10(z)
Five-Year Credit Agreement, dated September 27, 2021, by and among Campbell Soup Company, the Eligible Subsidiaries party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein, incorporated by reference to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 31, 2021.

10(aa)
Amendment No. 1 to Five-Year Credit Agreement by and among Campbell Soup Company, the Eligible Subsidiaries party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein, dated as of April 4, 2023 is incorporated by reference to Exhibit 10.1 to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended April 30, 2023.

10(bb)	2023 Non-Employee Director Fees are incorporated by reference to Exhibit 10.1 to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 30, 2022.

10(cc)+
First Amendment to the Campbell Soup Company Supplemental Retirement Plan effective November 30, 2018 is incorporated by reference to Exhibit 10(b) to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 27, 2019.

10(dd)+
Second Amendment to the Campbell Soup Company Supplemental Retirement Plan effective September 16, 2020 is incorporated by reference to Exhibit 10(bb) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended August 2, 2020.

10(ee)+
Third Amendment to the Campbell Soup Company Supplemental Retirement Plan effective December 31, 2020 is incorporated by reference to Exhibit 10.1 to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 31, 2021.

10(ff)+	Fourth Amendment to the Campbell Soup Company Supplemental Retirement Plan, effective September 1, 2023.

10(gg)+	Campbell Soup Company Executive Severance Pay Plan is incorporated by reference to Exhibit 10 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 2, 2019.
10(hh)+	First Amendment to the Campbell Soup Company Executive Severance Pay Plan, effective September 1, 2023.

10(ii)
Voting Agreement, dated August 7, 2023, by and among certain funds associated with Advent International Corporation and Campbell Soup Company, is incorporated by reference to Exhibit 10.1 to Campbell’s Form 8-K (SEC file number 1-3822) filed with the SEC on August 7, 2023.

21	Subsidiary List.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31(a)	Certification of Mark A. Clouse pursuant to Rule 13a-14(a).

31(b)	Certification of Carrie L. Anderson pursuant to Rule 13a-14(a).

32(a)	Certification of Mark A. Clouse pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Carrie L. Anderson pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K, formulated in Inline XBRL (see exhibit 101)

+This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Campbell has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
September 21, 2023

CAMPBELL SOUP COMPANY

By:	/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Campbell and in the capacities indicated on September 21, 2023.

Signatures

/s/ Mark A. Clouse	*
Mark A. Clouse	Maria Teresa Hilado
President and Chief Executive Officer and Director	Director
(Principal Executive Officer)

/s/ Carrie L. Anderson	*
Carrie L. Anderson	Grant H. Hill
Executive Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Stanley Polomski	*
Stanley Polomski	Sarah Hofstetter
Senior Vice President and Controller	Director
(Principal Accounting Officer)

*	*
Keith R. McLoughlin	Marc B. Lautenbach
Chair and Director	Director

*	*
Fabiola R. Arredondo	Mary Alice D. Malone
Director	Director

*	*
Howard M. Averill	Kurt T. Schmidt
Director	Director

*	*
John P. Bilbrey	Archbold D. van Beuren
Director	Director

*	* By: /s/ Charles A. Brawley, III
Bennett Dorrance, Jr.	Name: Charles A. Brawley, III
Director	Title: Senior Vice President, Deputy General Counsel and Corporate Secretary,
as Attorney-in-fact
(pursuant to powers of attorney)

Schedule II

CAMPBELL SOUP COMPANY
Valuation and Qualifying Accounts

For the Fiscal Years ended July 30, 2023, July 31, 2022, and August 1, 2021

(Millions)	Balance at Beginning of Period	Charged to/ (Reduction in) Costs and Expenses	Deductions	Balance at End of Period
Fiscal year ended July 30, 2023
Cash discount	$5	$117	$(116)	$6
Bad debt reserve	4	7	(1)	10
Returns reserve(1)	3	—	—	3
Total Accounts receivable allowances	$12	$124	$(117)	$19

Fiscal year ended July 31, 2022
Cash discount	$6	$136	$(137)	$5
Bad debt reserve	2	2	—	4
Returns reserve(1)	4	(1)	—	3
Total Accounts receivable allowances	$12	$137	$(137)	$12

Fiscal year ended August 1, 2021
Cash discount	$6	$137	$(137)	$6
Bad debt reserve	4	—	(2)	2
Returns reserve(1)	4	—	—	4
Total Accounts receivable allowances	$14	$137	$(139)	$12
_______________________________________
(1)The returns reserve is evaluated quarterly and adjusted accordingly. During each period, returns are charged to Net sales in the Consolidated Statements of Earnings as incurred. Actual returns were approximately $105 million in 2023, $110 million in 2022, and $100 million in 2021, or less than 2% of Net sales.