Form 10-Q
period 2023-10-29
CAMPBELL SOUP CO
filed 2023-12-06
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File Number
October 29, 2023	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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

There were 298,099,835 shares of capital stock outstanding as of November 30, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended
	October 29, 2023	October 30, 2022
Net sales	$2,518	$2,575
Costs and expenses
Cost of products sold	1,730	1,741
Marketing and selling expenses	222	201
Administrative expenses	158	158
Research and development expenses	24	21
Other expenses / (income)	24	18
Restructuring charges	2	—
Total costs and expenses	2,160	2,139
Earnings before interest and taxes	358	436
Interest expense	49	47
Interest income	1	1
Earnings before taxes	310	390
Taxes on earnings	76	93
Net earnings	234	297
Less: Net earnings (loss) attributable to noncontrolling interests	—	—
Net earnings attributable to Campbell Soup Company	$234	$297
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$.79	$.99
Weighted average shares outstanding — basic	298	299
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$.78	$.99
Weighted average shares outstanding — assuming dilution	299	301
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	October 29, 2023			October 30, 2022
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$234			$297
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(9)	$—	(9)	$(8)	$—	(8)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	8	(2)	6	7	(2)	5
Reclassification adjustment for losses (gains) included in net earnings	—	—	—	(4)	1	(3)
Other comprehensive income (loss)	$(1)	$(2)	(3)	$(5)	$(1)	(6)
Total comprehensive income (loss)			$231			$291
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$231			$291
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	October 29, 2023	July 30, 2023
Current assets
Cash and cash equivalents	$91	$189
Accounts receivable, net	726	529
Inventories	1,340	1,291
Other current assets	82	52
Total current assets	2,239	2,061
Plant assets, net of depreciation	2,429	2,398
Goodwill	3,960	3,965
Other intangible assets, net of amortization	3,125	3,142
Other assets	504	492
Total assets	$12,257	$12,058
Current liabilities
Short-term borrowings	$206	$191
Accounts payable	1,368	1,306
Accrued liabilities	541	592
Dividends payable	113	113
Accrued income taxes	82	20
Total current liabilities	2,310	2,222
Long-term debt	4,500	4,498
Deferred taxes	1,076	1,067
Other liabilities	614	608
Total liabilities	8,500	8,395
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	388	420
Earnings retained in the business	4,573	4,451
Capital stock in treasury, at cost	(1,212)	(1,219)
Accumulated other comprehensive income (loss)	(6)	(3)
Total Campbell Soup Company shareholders' equity	3,755	3,661
Noncontrolling interests	2	2
Total equity	3,757	3,663
Total liabilities and equity	$12,257	$12,058
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Three Months Ended
	October 29, 2023	October 30, 2022
Cash flows from operating activities:
Net earnings	$234	$297
Adjustments to reconcile net earnings to operating cash flow
Stock-based compensation	17	15
Pension and postretirement benefit expense (income)	1	11
Depreciation and amortization	96	91
Deferred income taxes	7	3
Other	31	25
Changes in working capital
Accounts receivable	(207)	(198)
Inventories	(52)	(118)
Other current assets	(29)	(10)
Accounts payable and accrued liabilities	82	123
Other	(6)	(12)
Net cash provided by operating activities	174	227
Cash flows from investing activities:
Purchases of plant assets	(143)	(77)
Purchases of route businesses	(4)	(1)
Sales of route businesses	10	—
Net cash used in investing activities	(137)	(78)
Cash flows from financing activities:
Short-term borrowings, including commercial paper	1,103	557
Short-term repayments, including commercial paper	(1,081)	(512)
Dividends paid	(114)	(115)
Treasury stock purchases	(28)	(41)
Treasury stock issuances	—	2
Payments related to tax withholding for stock-based compensation	(14)	(18)
Other	(1)	—
Net cash used in financing activities	(135)	(127)
Effect of exchange rate changes on cash	—	(1)
Net change in cash and cash equivalents	(98)	21
Cash and cash equivalents — beginning of period	189	109
Cash and cash equivalents — end of period	$91	$130
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 31, 2022	323	$12	(24)	$(1,138)	$415	$4,040	$2	$2	$3,333
Net earnings (loss)						297		—	297
Other comprehensive income (loss)							(6)	—	(6)
Dividends ($.37 per share)						(113)			(113)
Treasury stock purchased			(1)	(41)					(41)
Treasury stock issued under management incentive and stock option plans			1	39	(40)	—			(1)
Balance at October 30, 2022	323	$12	(24)	$(1,140)	$375	$4,224	$(4)	$2	$3,469

Balance at July 30, 2023	323	$12	(25)	$(1,219)	$420	$4,451	$(3)	$2	$3,663
Net earnings (loss)						234		—	234
Other comprehensive income (loss)							(3)	—	(3)
Dividends ($.37 per share)						(112)			(112)
Treasury stock purchased			(1)	(28)					(28)
Treasury stock issued under management incentive and stock option plans			1	35	(32)	—			3
Balance at October 29, 2023	323	$12	(25)	$(1,212)	$388	$4,573	$(6)	$2	$3,757
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Significant Accounting Policies
In this Form 10-Q, unless otherwise stated, the terms "we," "us," "our" and the "company" refer to Campbell Soup Company and its consolidated subsidiaries.
The financial statements reflect all adjustments which are, in our opinion, necessary for a fair statement of the results of operations, financial position and cash flows for the indicated periods. The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our Annual Report on Form 10-K for the year ended July 30, 2023.
The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year. Our fiscal year ends on the Sunday nearest July 31, which is July 28, 2024.
2. Recent Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (FASB) issued guidance that enhances the transparency of supplier finance programs by requiring disclosure of the key terms of these programs and a related rollforward of these obligations to understand the effect on working capital, liquidity and cash flows. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods in those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We adopted the guidance in the fourth quarter of 2023, with the exception of the rollforward information. The adoption did not have a material impact on our consolidated financial statements. See Note 16 for additional information.
In November 2023, the FASB issued guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
3. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	Foreign Currency Translation Adjustments(1)	Cash-Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 31, 2022	$—	$—	$2	$2
Other comprehensive income (loss) before reclassifications	(8)	5	—	(3)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(3)	—	(3)
Net current-period other comprehensive income (loss)	(8)	2	—	(6)
Balance at October 30, 2022	$(8)	$2	$2	$(4)

Balance at July 30, 2023	$(1)	$(4)	$2	$(3)
Other comprehensive income (loss) before reclassifications	(9)	6	—	(3)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	(9)	6	—	(3)
Balance at October 29, 2023	$(10)	$2	$2	$(6)

_____________________________________
(1)Included no tax as of October 29, 2023, July 30, 2023, October 30, 2022 and July 31, 2022.
(2)Included tax expense of $1 million as of October 29, 2023, a tax benefit of $1 million as of July 30, 2023, tax expense of $1 million as of October 30, 2022 and no tax as of July 31, 2022.
(3)Included tax expense of $1 million as of October 29, 2023, July 30, 2023, October 30, 2022 and July 31, 2022.
Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended
(Millions)	October 29, 2023	October 30, 2022	Location of Loss (Gain) Recognized in Earnings
Losses (gains) on cash-flow hedges:
Commodity contracts	$—	$(3)	Cost of products sold
Foreign exchange forward contracts	—	(1)	Cost of products sold
Total before tax	—	(4)
Tax expense (benefit)	—	1
Loss (gain), net of tax	$—	$(3)
4. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill:

(Millions)	Meals & Beverages	Snacks	Total
Net balance at July 30, 2023	$990	$2,975	$3,965
Foreign currency translation adjustment	(5)	—	(5)
Net balance at October 29, 2023	$985	$2,975	$3,960

Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill:

	October 29, 2023			July 30, 2023
(Millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$830	$(246)	$584	$830	$(229)	$601
Indefinite-lived trademarks
Snyder's of Hanover			$620			$620
Lance			350			350
Kettle Brand			318			318
Pace			292			292
Pacific Foods			280			280
Cape Cod			187			187
Various other Snacks(1)			494			494
Total indefinite-lived trademarks			$2,541			$2,541
Total net intangible assets			$3,125			$3,142
____________________________________
(1)Associated with the acquisition of Snyder's-Lance, Inc. (Snyder's-Lance).
Amortization expense was $17 million for the three-month period ended October 29, 2023, and $11 million for the three-month period ended October 30, 2022. The increase in amortization expense in 2024 includes $7 million of accelerated amortization expense on customer relationships beginning in the fourth quarter of 2023 due to the loss of certain contract manufacturing customers. As of October 29, 2023, amortizable intangible assets had a weighted-average remaining useful life of 15 years. Amortization expense is estimated to be approximately $68 million in 2024, $59 million in 2025 and $34 million per year for the following three years.
As of our 2023 annual impairment testing, indefinite-lived trademarks with approximately 10% or less of excess coverage of fair value over carrying value had an aggregate carrying value of $434 million and included Pacific Foods and certain other Snacks trademarks.
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

	Three Months Ended
(Millions)	October 29, 2023	October 30, 2022
Net sales
Meals & Beverages	$1,404	$1,455
Snacks	1,114	1,120
Total	$2,518	$2,575

	Three Months Ended
(Millions)	October 29, 2023	October 30, 2022
Earnings before interest and taxes
Meals & Beverages	$287	$331
Snacks	161	153
Corporate income (expense)(1)	(88)	(48)
Restructuring charges(2)	(2)	—
Total	$358	$436
_______________________________________
(1)Represents unallocated items. Costs related to the cost savings initiatives were $11 million and $3 million in the three-month periods ended October 29, 2023, and October 30, 2022, respectively. Unrealized mark-to-market adjustments on outstanding undesignated commodity hedges were losses of $15 million and gains of $5 million in the three-month periods ended October 29, 2023, and October 30, 2022, respectively. Accelerated amortization expense related to customer relationship intangible assets was $7 million in the three-month period ended October 29, 2023. Costs of $9 million associated with the pending acquisition of Sovos Brands, Inc. (Sovos Brands) were included in the three-month period ended October 29, 2023. Costs of $3 million related to a cybersecurity incident were included in the three-month period ended October 29, 2023. Litigation expenses related to the Plum baby food and snacks business of $2 million were included in the three-month period ended October 29, 2023. There was a pension actuarial loss of $15 million in the three-month period ended October 30, 2022.
(2)See Note 6 for additional information.
Our net sales based on product categories are as follows:

	Three Months Ended
(Millions)	October 29, 2023	October 30, 2022
Net sales
Soup	$860	$893
Snacks	1,173	1,173
Other simple meals	302	315
Beverages	183	194
Total	$2,518	$2,575
Soup includes various soup, broths and stock products. Snacks include cookies, pretzels, crackers, popcorn, potato chips, tortilla chips and other salty snacks and baked products. Other simple meals include sauces, gravies, pasta, beans and canned poultry. Beverages include V8 juices and beverages, Campbell’s tomato juice and Pacific Foods non-dairy beverages.
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
A summary of the pre-tax charges recognized in the Consolidated Statements of Earnings related to these initiatives is as follows:

	Three Months Ended
(Millions)	October 29, 2023	October 30, 2022	Recognized as of October 29, 2023
Restructuring charges	$2	$—	$282
Administrative expenses	5	3	388
Cost of products sold	3	—	105
Marketing and selling expenses	2	—	21
Research and development expenses	1	—	8
Total pre-tax charges	$13	$3	$804

A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of October 29, 2023
Severance pay and benefits	$242
Asset impairment/accelerated depreciation	111
Implementation costs and other related costs	451
Total	$804
The total estimated pre-tax costs for actions that have been identified are approximately $885 million to $905 million and we expect to incur substantially all of the costs through 2025. These estimates will be updated as the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of the following: approximately $245 million to $250 million in severance pay and benefits; approximately $135 million in asset impairment and accelerated depreciation; and approximately $505 million to $520 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 32%; Snacks - approximately 43%; and Corporate - approximately 25%.
Of the aggregate $885 million to $905 million of pre-tax costs identified to date, we expect approximately $710 million to $730 million will be cash expenditures. In addition, we expect to invest approximately $620 million in capital expenditures, of which we invested $482 million as of October 29, 2023. We expect to invest in substantially all of the capital expenditures through 2025. The capital expenditures primarily relate to optimization of production within our Meals & Beverages manufacturing network, a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, optimization of information technology infrastructure and applications, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, enhancements to our headquarters in Camden, New Jersey, and optimization of the Snyder’s-Lance warehouse and distribution network.
A summary of the restructuring activity and related reserves at October 29, 2023, is as follows:

(Millions)	Severance Pay and Benefits	Implementation Costs and Other Related Costs(3)	Asset Impairment/Accelerated Depreciation	Total Charges
Accrued balance at July 30, 2023(1)	$13
2024 charges	2	6	5	$13
2024 cash payments	(2)
Accrued balance at October 29, 2023(2)	$13
__________________________________
(1)Includes $7 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(2)Includes $5 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
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
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	October 29, 2023
(Millions)	Three Months Ended	Costs Incurred to Date
Meals & Beverages	$4	$255
Snacks	6	351
Corporate	3	198
Total	$13	$804
7. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three-month period ended October 29, 2023, excludes less than 1 million stock options that would have been antidilutive.

The earnings per share calculation for the three-month period ended October 30, 2022, excludes approximately 1 million stock options that would have been antidilutive.
8. Pension and Postretirement Benefits
Components of net periodic benefit expense (income) were as follows:

	Three Months Ended
	Pension		Postretirement
(Millions)	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Service cost	$3	$4	$—	$—
Interest cost	16	17	2	2
Expected return on plan assets	(20)	(27)	—	—
Actuarial losses (gains)	—	15	—	—
Net periodic benefit expense (income)	$(1)	$9	$2	$2
The actuarial loss for the three-month period ended October 30, 2022 resulted from the remeasurement of a U.S. pension plan due to lump sum distributions that were expected to exceed service and interest costs resulting in settlement accounting for this plan. The actuarial loss recognized for the three-month period ended October 30, 2022 was primarily due to losses on plan assets, partially offset by increases in discount rates used to determine the benefit obligation.
9. Leases
The components of lease costs were as follows:

	Three Months Ended
(Millions)	October 29, 2023	October 30, 2022
Operating lease cost	$24	$20
Finance lease - amortization of right-of-use (ROU) assets	4	4
Short-term lease cost	19	17
Variable lease cost(1)	53	50
Total	$100	$91
__________________________________________
(1)Includes labor and other overhead in our service contracts with embedded leases.
The following tables summarize the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
(Millions)	Balance Sheet Classification	October 29, 2023	July 30, 2023
ROU assets, net	Other assets	$288	$275
Lease liabilities (current)	Accrued liabilities	$72	$70
Lease liabilities (noncurrent)	Other liabilities	$220	$208

	Finance Leases
(Millions)	Balance Sheet Classification	October 29, 2023	July 30, 2023
ROU assets, net	Plant assets, net of depreciation	$26	$27
Lease liabilities (current)	Short-term borrowings	$12	$13
Lease liabilities (noncurrent)	Long-term debt	$16	$15

The following table summarizes cash flow and other information related to leases:

	Three Months Ended
(Millions)	October 29, 2023	October 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23	$20
Financing cash flows from finance leases	$4	$4

ROU assets obtained in exchange for lease obligations:
Operating leases	$36	$15
Finance leases	$3	$—
10. Short-term Borrowings and Long-term Debt
On October 10, 2023, we entered into a delayed single draw term loan credit agreement (the 2024 DDTL Credit Agreement) totaling up to $2 billion scheduled to mature on October 8, 2024. Loans under the 2024 DDTL Credit Agreement bear interest at the rates specified in the 2024 DDTL Credit Agreement, which vary based on the type of loan and certain other conditions. The 2024 DDTL Credit Agreement contains customary representations and warranties, affirmative and negative covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the 2024 DDTL Credit Agreement) of not less than 3.25:1.00, and events of default for credit facilities of this type. The proceeds of the loans under the 2024 DDTL Credit Agreement can only be used in connection with the acquisition of Sovos Brands. The 2024 DDTL Credit Agreement remained unused at October 29, 2023.
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit risk-related contingent features in our derivative instruments as of October 29, 2023, or July 30, 2023.
We are also exposed to credit risk from our customers. During 2023, our largest customer accounted for approximately 22% of consolidated net sales. Our five largest customers accounted for approximately 47% of our consolidated net sales in 2023.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk, primarily the Canadian dollar, related to intercompany transactions and third-party transactions. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $83 million as of October 29, 2023, and $125 million as of July 30, 2023. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income (loss). The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $17 million as of October 29, 2023, and $15 million as of July 30, 2023.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt. From time to time, we may use interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. We manage our exposure to interest volatility on future debt issuances by entering into forward starting interest rate swaps or treasury lock contracts to hedge the rate on the interest payments related to the anticipated debt issuance. The forward starting interest rate swaps or treasury lock contracts are either designated as cash-flow hedging instruments or are undesignated. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), and reclassified into Interest expense over the life of the debt. The change in fair value on undesignated instruments is recorded in Interest expense. The notional amount of forward starting interest rate swaps accounted for as cash-flow hedges was $525 million as of October 29, 2023. These forward starting interest rate swaps related to an anticipated debt issuance and mature in January 2025. There were no forward starting interest rate swaps or treasury lock contracts outstanding as of July 30, 2023. Since October 29, 2023, we have entered into additional forward starting interest rate swaps accounted for as cash-flow hedges with a notional value of $450 million.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, natural gas, soybean oil, aluminum, cocoa, corn, soybean meal and butter. Commodity futures, options and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts designated as cash-flow hedges as of October 29, 2023, or July 30, 2023. The notional amount of commodity contracts not designated as accounting hedges was $197 million as of October 29, 2023, and $194 million as of July 30, 2023. The change in fair value on undesignated instruments is recorded in Cost of products sold.
We have a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional amount was $18 million as of October 29, 2023, and $47 million as of July 30, 2023. The change in fair value on the embedded derivative is recorded in Cost of products sold.
Deferred Compensation Obligation Price Risk
We enter into swap contracts which hedge a portion of exposures relating to the total return of certain deferred compensation obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $42 million as of October 29, 2023, and July 30, 2023.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of October 29, 2023, and July 30, 2023:

(Millions)	Balance Sheet Classification	October 29, 2023	July 30, 2023
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$3	$—
Forward starting interest rate swaps	Other assets	3	—
Total derivatives designated as hedges		$6	$—
Derivatives not designated as hedges:
Commodity contracts	Other current assets	$8	$15
Deferred compensation contracts	Other current assets	—	4
Commodity contracts	Other assets	—	1
Total derivatives not designated as hedges		$8	$20
Total asset derivatives		$14	$20

(Millions)	Balance Sheet Classification	October 29, 2023	July 30, 2023
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$—	$1
Total derivatives designated as hedges		$—	$1
Derivatives not designated as hedges:
Commodity contracts	Accrued liabilities	$12	$5
Deferred compensation contracts	Accrued liabilities	1	—
Total derivatives not designated as hedges		$13	$5
Total liability derivatives		$13	$6
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of October 29, 2023, and July 30, 2023, would be adjusted as detailed in the following table:

	October 29, 2023			July 30, 2023
(Millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$14	$(4)	$10	$20	$(5)	$15
Total liability derivatives	$13	$(4)	$9	$6	$(5)	$1
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. Cash margin asset balances of $18 million at October 29, 2023, and $2 million at July 30, 2023, were included in Other current assets in the Consolidated Balance Sheets.

The following table shows the effect of our derivative instruments designated as cash-flow hedges for the three-month periods ended October 29, 2023, and October 30, 2022, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
(Millions)		October 29, 2023	October 30, 2022
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(5)	$—
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		5	7
Forward starting interest rate swaps		3	—
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Commodity contracts	Cost of products sold	—	(3)
Foreign exchange forward contracts	Cost of products sold	—	(1)
OCI derivative gain (loss) at end of quarter		$3	$3
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a gain of $3 million.
The following table shows the total amounts of line items presented in the Consolidated Statements of Earnings for the three-month periods ended October 29, 2023, and October 30, 2022, in which the effects of derivative instruments designated as cash-flow hedges are recorded and the total effect of hedge activity on these line items are as follows:

	Three Months Ended
	October 29, 2023	October 30, 2022
(Millions)	Cost of products sold	Cost of products sold
Consolidated Statements of Earnings:	$1,730	$1,741

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$—	$(4)
The amount excluded from effectiveness testing recognized in each line item of earnings using an amortization approach was not material in all periods presented.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

	Location of Loss (Gain) Recognized in Earnings	Three Months Ended
(Millions)		October 29, 2023	October 30, 2022
Foreign exchange forward contracts	Cost of products sold	$(1)	$(1)
Commodity contracts	Cost of products sold	12	(12)
Deferred compensation contracts	Administrative expenses	4	2
Total loss (gain)		$15	$(11)
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis as of October 29, 2023, and July 30, 2023, consistent with the fair value hierarchy:

	Fair Value as of October 29, 2023	Fair Value Measurements at October 29, 2023 Using Fair Value Hierarchy			Fair Value as of July 30, 2023	Fair Value Measurements at July 30, 2023 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$3	$—	$3	$—	$—	$—	$—	$—
Commodity derivative contracts(2)	8	2	4	2	16	11	3	2
Deferred compensation derivative contracts(3)	—	—	—	—	4	—	4	—
Deferred compensation investments(4)	1	1	—	—	1	1	—	—
Forward starting interest rate swaps(5)	3	—	3	—	—	—	—	—
Total assets at fair value	$15	$3	$10	$2	$21	$12	$7	$2

	Fair Value as of October 29, 2023	Fair Value Measurements at October 29, 2023 Using Fair Value Hierarchy			Fair Value as of July 30, 2023	Fair Value Measurements at July 30, 2023 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(1)	$—	$—	$—	$—	$1	$—	$1	$—
Commodity derivative contracts(2)	12	11	1	—	5	3	2	—
Deferred compensation derivative contracts(3)	1	—	1	—	—	—	—	—
Deferred compensation obligation(4)	92	92	—	—	91	91	—	—
Total liabilities at fair value	$105	$103	$2	$—	$97	$94	$3	$—
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
(5)Based on SOFR swap rates.
The following table summarizes the changes in fair value of Level 3 assets and liabilities for the three-month periods ended October 29, 2023, and October 30, 2022:

	Three Months Ended
(Millions)	October 29, 2023	October 30, 2022
Fair value at beginning of year	$2	$4
Gains (losses)	2	(1)
Settlements	(2)	(1)
Fair value at end of quarter	$2	$2
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
There were no cash equivalents at October 29, 2023 or July 30, 2023.
The fair value of short- and long-term debt was $4.108 billion at October 29, 2023, and $4.293 billion at July 30, 2023. The carrying value was $4.706 billion at October 29, 2023, and $4.689 billion at July 30, 2023. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
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
During the three-month period ended October 29, 2023, we repurchased 679 thousand shares at a cost of $28 million pursuant to our June 2021 program. As of October 29, 2023, approximately $76 million remained available under the June 2021 program and approximately $301 million remained available under the September 2021 program. During the three-month period ended October 30, 2022, we repurchased 859 thousand shares at a cost of $41 million.
14. Stock-based Compensation
We provide compensation benefits by issuing stock options, unrestricted stock and restricted stock units (including time-lapse restricted stock units, EPS performance restricted stock units, total shareholder return (TSR) performance restricted stock units and free cash flow (FCF) performance restricted stock units). In 2024, we issued time-lapse restricted stock units, unrestricted stock, TSR performance restricted stock units and EPS performance restricted stock units. We last issued stock options and FCF performance restricted stock units in 2019.
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statements of Earnings were as follows:

	Three Months Ended
(Millions)	October 29, 2023	October 30, 2022
Total pre-tax stock-based compensation expense	$17	$15
Tax-related benefits	$2	$3

The following table summarizes stock option activity as of October 29, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(Millions)
Outstanding at July 30, 2023	833	$44.77
Granted	—	$—
Exercised	—	$—
Terminated	—	$—
Outstanding at October 29, 2023	833	$44.77	4.0	$2
Exercisable at October 29, 2023	833	$44.77	4.0	$2
The total intrinsic value of options exercised during the three-month period ended October 30, 2022 was not material. We measured the fair value of stock options using the Black-Scholes option pricing model.
We expensed stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expensed on an accelerated basis. As of January 2022, compensation related to stock options was fully expensed.
The following table summarizes time-lapse restricted stock units and EPS performance restricted stock units as of October 29, 2023:

	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at July 30, 2023	2,274	$45.39
Granted	1,492	$41.09
Vested	(714)	$45.39
Forfeited	(44)	$44.77
Nonvested at October 29, 2023	3,008	$43.26
We determine the fair value of time-lapse restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis.
Since 2022, we have granted EPS performance restricted stock units that will be earned upon the achievement of our adjusted EPS compound annual growth rate goal, measured over a three-year period. The actual number of EPS performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of EPS performance restricted stock units is based upon the quoted price of our stock at the date of grant. We expense EPS performance restricted stock units on a straight-line basis over the service period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We estimate expense based on the number of awards expected to vest. There were 936 thousand EPS performance target grants outstanding at October 29, 2023, with a weighted-average grant-date fair value of $42.99.
As of October 29, 2023, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS performance restricted stock units was $83 million, which will be amortized over the weighted-average remaining service period of 1.9 years. The fair value of restricted stock units vested during the three-month periods ended October 29, 2023, and October 30, 2022, was $30 million and $34 million, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the three-month period ended October 30, 2022 was $47.12.

The following table summarizes TSR performance restricted stock units as of October 29, 2023:

	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at July 30, 2023	948	$51.81
Granted	387	$44.18
Vested	(289)	$54.93
Forfeited	(110)	$54.35
Nonvested at October 29, 2023	936	$47.40
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation.
Assumptions used in the Monte Carlo simulation were as follows:

	2024	2023
Risk-free interest rate	4.84%	4.29%
Expected dividend yield	3.54%	3.09%
Expected volatility	22.16%	26.40%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of October 29, 2023, total remaining unearned compensation related to TSR performance restricted stock units was $24 million, which will be amortized over the weighted-average remaining service period of 2.0 years. In the first quarter of 2024, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 28, 2023. In the first quarter of 2023, recipients of TSR performance restricted stock units earned 100% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 29, 2022. The fair value of TSR performance restricted stock units vested during the three-month periods ended October 29, 2023, and October 30, 2022, was $12 million and $21 million, respectively. The weighted-average grant-date fair value of the TSR performance restricted stock units granted during the three-month period ended October 30, 2022, was $53.74.
The tax benefits on the exercise of stock options in the three-month period ended October 30, 2022 were not material. Cash received from the exercise of stock options was $2 million for the three-month period ended October 30, 2022, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of October 29, 2023. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
Other Contingencies
We have provided certain indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at October 29, 2023.
16. Supplier Finance Program Obligations
To manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Amounts outstanding under these programs, which are included in Accounts payable on the Consolidated Balance Sheets, were $277 million at October 29, 2023, and $258 million at July 30, 2023.
17. Supplemental Financial Statement Data

(Millions)	October 29, 2023	July 30, 2023
Balance Sheets
Inventories
Raw materials, containers and supplies	$493	$372
Finished products	847	919
	$1,340	$1,291

	Three Months Ended
(Millions)	October 29, 2023	October 30, 2022
Statements of Earnings
Other expenses / (income)
Amortization of intangible assets(1)	$17	$11
Net periodic benefit expense (income) other than the service cost	(2)	7
Costs associated with pending acquisition(2)	9	—
Transition services fees	(2)	—
Other	2	—
	$24	$18
_______________________________________
(1)Includes accelerated amortization expense of $7 million related to customer relationship intangible assets in the three-month period ended October 29, 2023.
(2)Related to the pending acquisition of Sovos Brands. See Note 18 for additional information.

18. Pending Acquisition
On August 7, 2023, we entered into a merger agreement to acquire Sovos Brands for $23.00 per share in cash, representing a total enterprise value of approximately $2.7 billion. The closing of the Sovos Brands acquisition is subject to certain customary mutual conditions, including among other things the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act). If any condition to the acquisition is not satisfied or waived, the completion of the acquisition could be significantly delayed or not occur at all.
On October 23, 2023, we and Sovos Brands each received a request for additional information (the Second Request) from the U.S. Federal Trade Commission (the FTC) in connection with the FTC’s review of the transaction contemplated by the merger agreement. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both we and Sovos Brands substantially comply with the Second Request, unless the waiting period is extended voluntarily by the parties or terminated earlier by the FTC. We now expect that the merger will close in calendar 2024, and we will continue to engage with the FTC on its review with the objective of closing the transaction in mid-calendar 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
This Management's Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in "Part I - Item 1. Financial Statements," and our Form 10-K for the year ended July 30, 2023, including but not limited to "Part I - Item 1A. Risk Factors" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
Sovos Brands, Inc. (Sovos Brands) Acquisition Update
On August 7, 2023, we entered into a merger agreement to acquire Sovos Brands for $23.00 per share in cash, representing a total enterprise value of approximately $2.7 billion. The closing of the Sovos Brands acquisition is subject to certain customary mutual conditions, including among other things the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act). If any condition to the acquisition is not satisfied or waived, the completion of the acquisition could be significantly delayed or not occur at all.
On October 16, 2023, at a special meeting of Sovos Brands’ stockholders, the proposal to adopt the merger agreement was approved.
On October 23, 2023, we and Sovos Brands each received a request for additional information (the Second Request) from the U.S. Federal Trade Commission (the FTC) in connection with the FTC’s review of the transaction contemplated by the merger agreement. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both we and Sovos Brands substantially comply with the Second Request, unless the waiting period is extended voluntarily by the parties or terminated earlier by the FTC. We now expect that the merger will close in calendar 2024, and we will continue to engage with the FTC on its review with the objective of closing the transaction in mid-calendar 2024. For additional information on this pending acquisition, see our Form 8-K filed with the U.S. Securities and Exchange Commission on August 7, 2023.
Business Trends
Our industry continues to be impacted by commodity cost fluctuations, labor cost inflation, input cost inflation and other global macroeconomic challenges. We experienced a moderate amount of input cost inflation during the first quarter of 2024, and we expect modest pressures of input cost inflation to continue throughout the remainder of 2024. We have also experienced a reduction to our volumes due to lower consumption trends seen throughout the industry. We expect these trends to improve as inflation continues to moderate throughout the remainder of 2024.
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
•Net sales decreased 2% in the quarter to $2.518 billion following a 15% increase in the prior year. Volume/mix declines were partially offset by net price realization. On a two-year compounded annual growth rate (CAGR), net sales increased approximately 6%.
•Gross profit, as a percent of sales, was 31.3% in 2024 compared to 32.4% in the prior-year quarter. The decrease was primarily due to higher cost inflation and other supply chain costs as well as unfavorable volume/mix, partially offset by favorable net price realization and supply chain productivity improvements.
•Earnings per share were $.78 in 2024, compared to $.99 a year ago. The current quarter included expenses of $.13 per share and the prior-year quarter included expenses of $.03 per share from items impacting comparability as discussed below.

Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of net earnings and net earnings per share:
•We implemented several cost savings initiatives in recent years. In the first quarter of 2024, we recorded Restructuring charges of $2 million and implementation costs and other related costs of $5 million in Administrative expenses, $3 million in Cost of products sold, $2 million in Marketing and selling expenses and $1 million in Research and development expenses (aggregate impact of $10 million after tax, or $.03 per share) related to these initiatives. In the first quarter of 2023, we recorded implementation costs and other related costs of $3 million in Administrative expenses ($.01 per share) related to these initiatives. See Note 6 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;
•In the first quarter of 2024, we recognized losses in Cost of products sold of $15 million ($11 million after tax, or $.04 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. In the first quarter of 2023, we recognized gains in Cost of products sold of $5 million ($4 million after tax, or $.01 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges;
•In the first quarter of 2024, we recorded accelerated amortization expense in Other expenses / (income) of $7 million ($5 million after tax, or $.02 per share) related to customer relationship intangible assets due to the loss of certain contract manufacturing customers;
•In the first quarter of 2024, we announced our intent to acquire Sovos Brands and incurred costs in Other expenses / (income) of $9 million ($8 million after tax, or $.03 per share) associated with the pending acquisition;
•In the first quarter of 2024, we recorded costs of $2 million in Cost of products sold and $1 million in Administrative expenses (aggregate impact of $2 million after tax, or $.01 per share) related to a cybersecurity incident that was identified in the fourth quarter of 2023;
•In the first quarter of 2024, we recorded pre- and after-tax litigation expenses in Administrative expenses of $2 million ($.01 per share) related to the Plum baby food and snacks business (Plum), which was divested on May 3, 2021; and
•In the first quarter of 2023, we recognized an actuarial loss in Other expenses / (income) of $15 million ($11 million after tax, or $.04 per share). The actuarial loss related to interim remeasurements of a U.S. pension plan due to lump sum distributions that were expected to exceed service and interest costs resulting in settlement accounting for the plan.
The items impacting comparability are summarized below:

	Three Months Ended
	October 29, 2023		October 30, 2022
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$234	$.78	$297	$.99

Restructuring charges, implementation costs and other related costs	$(10)	$(.03)	$(3)	$(.01)
Commodity mark-to-market gains (losses)	(11)	(.04)	4	.01
Accelerated amortization	(5)	(.02)	—	—
Costs associated with pending acquisition	(8)	(.03)	—	—
Cybersecurity incident costs	(2)	(.01)	—	—
Plum litigation expenses	(2)	(.01)	—	—
Pension actuarial losses	—	—	(11)	(.04)
Impact of items on Net earnings(1)	$(38)	$(.13)	$(10)	$(.03)
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Net earnings attributable to Campbell Soup Company were $234 million ($.78 per share) in the current quarter, compared to $297 million ($.99 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings decreased reflecting lower gross profit, higher marketing and selling expenses, higher other expenses and higher interest expense, partially offset by lower administrative expenses. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding.

FIRST-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	October 29, 2023	October 30, 2022	October 31, 2021	% Change 2024/2023	Two-Year CAGR %
Meals & Beverages	$1,404	$1,455	$1,266	(4)	5
Snacks	1,114	1,120	970	(1)	7
	$2,518	$2,575	$2,236	(2)	6

An analysis of percent change of net sales by reportable segment follows:

2024 versus 2023	Meals & Beverages	Snacks	Total[2]
Volume/mix	(6)%	(4)%	(5)%
Net price realization(1)	2	5	3
Divestiture	—	(2)	(1)
	(4)%	(1)%	(2)%
__________________________________________
(1)Includes revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales decreased 4% primarily due to declines in U.S. retail products, including U.S. soup and beverages, partially offset by gains in foodservice. Volume/mix declines were partially offset by favorable net price realization. On a two-year CAGR basis, net sales increased approximately 5%. Following an 11% increase in the prior year, sales of U.S. soup decreased 5% primarily due to decreases in condensed soups and ready-to-serve soups, partially offset by an increase in broth.
In Snacks, sales decreased 1%. Excluding the impact from the divestiture of the Emerald nuts business, sales increased driven by sales of our power brands, which increased 5%. Sales increased due to increases in cookies and crackers, primarily Lance sandwich crackers and Goldfish crackers, partially offset by declines in sales of third-party partner brands. Sales benefited from favorable net price realization, partially offset by volume/mix declines. On a two-year CAGR basis, net sales increased approximately 7%.`
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $46 million in 2024 from 2023. As a percent of sales, gross profit was 31.3% in 2024 and 32.4% in 2023.
The 110 basis-point decrease in gross profit margin was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(540)
Volume/mix(2)	(10)
Higher restructuring-related costs	(10)
Net price realization	230
Productivity improvements	220
(110)
__________________________________________
(1)Includes an estimated positive margin impact of 10 basis points from the benefit of cost savings initiatives which was more than offset by cost inflation and other factors, including an 80 basis-point negative impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges and a 10 basis-point negative impact from a cybersecurity incident.
(2)Includes the impact of operating leverage.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 8.8% in 2024 compared to 7.8% in 2023. Marketing and selling expenses increased 10% in 2024 from 2023. The increase was primarily due to higher selling expenses (approximately 4 points), higher advertising and consumer promotion expense (approximately 2 points) and higher other marketing expenses (approximately 2 points). The increase in advertising and consumer promotion expense was primarily in Snacks.
Administrative Expenses
Administrative expenses as a percent of sales were 6.3% in 2024 compared to 6.1% in 2023. Administrative expenses in 2024 were comparable to 2023. Lower general administrative costs (approximately 4 points) were offset by inflation (approximately 2 points) and higher costs associated with cost savings initiatives (approximately 1 point).
Other Expenses / (Income)
Other expenses were $24 million in 2024 compared to other expenses of $18 million in 2023. Other expenses in 2024 included costs associated with the pending acquisition of $9 million and accelerated amortization expense of $7 million. Other expenses in 2023 included a pension actuarial loss of $15 million. Excluding these amounts, the remaining change was primarily due to higher net periodic pension and postretirement benefit income in the prior year.
Operating Earnings
Segment operating earnings decreased 7% in 2024 from 2023.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	October 29, 2023	October 30, 2022	% Change
Meals & Beverages	$287	$331	(13)
Snacks	161	153	5
	448	484	(7)
Corporate income (expense)	(88)	(48)
Restructuring charges(1)	(2)	—
Earnings before interest and taxes	$358	$436
__________________________________________
(1)See Note 6 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages decreased 13%. The decrease was primarily due to lower gross profit. Gross profit margin decreased due to higher cost inflation and other supply chain costs as well as unfavorable volume/mix, partially offset by supply chain productivity improvements and favorable net price realization.
Operating earnings from Snacks increased 5%. The increase was primarily due to higher gross profit, partially offset by higher marketing and selling expenses. Gross profit margin increased due to favorable net price realization and supply chain productivity improvements more than offsetting higher cost inflation and other supply chain costs.
Corporate expense in 2024 included the following:
•$15 million of unrealized mark-to-market losses on outstanding undesignated commodity hedges;
•costs of $11 million related to costs savings initiatives;
•$9 million of costs associated with the pending acquisition of Sovos Brands;
•$7 million of accelerated amortization expense;
•$3 million of costs associated with a cybersecurity incident; and
•$2 million of Plum litigation expenses.
Corporate expense in 2023 included the following:
•$15 million of a pension actuarial loss;
•costs of $3 million related to cost savings initiatives; and
•$5 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges.
Excluding these amounts, the remaining increase was primarily due to higher net periodic pension and postretirement benefit income in the prior year.
Interest Expense
Interest expense of $49 million in 2024 increased from $47 million in 2023. The increase was primarily due to higher average interest rates on the debt portfolio.

Taxes on Earnings
The effective tax rate was 24.5% in 2024 and 23.8% in 2023.
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
A summary of the pre-tax charges recognized in the Consolidated Statements of Earnings related to these initiatives is as follows:

	Three Months Ended
(Millions, except per share amounts)	October 29, 2023	October 30, 2022	Recognized as of October 29, 2023
Restructuring charges	$2	$—	$282
Administrative expenses	5	3	388
Cost of products sold	3	—	105
Marketing and selling expenses	2	—	21
Research and development expenses	1	—	8
Total pre-tax charges	$13	$3	$804

Aggregate after-tax impact	$10	$3
Per share impact	$.03	$.01
A summary of the pre-tax costs associated with these initiatives is as follows:

(Millions)	Recognized as of October 29, 2023
Severance pay and benefits	$242
Asset impairment/accelerated depreciation	111
Implementation costs and other related costs	451
Total	$804
The total estimated pre-tax costs for actions that have been identified are approximately $885 million to $905 million and we expect to incur substantially all of the costs through 2025. These estimates will be updated as the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of the following: approximately $245 million to $250 million in severance pay and benefits; approximately $135 million in asset impairment and accelerated depreciation; and approximately $505 million to $520 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 32%; Snacks - approximately 43%; and Corporate - approximately 25%.
Of the aggregate $885 million to $905 million of pre-tax costs identified to date, we expect approximately $710 million to $730 million will be cash expenditures. In addition, we expect to invest approximately $620 million in capital expenditures, of which we invested $482 million as of October 29, 2023. We expect to invest in substantially all of the capital expenditures through 2025. The capital expenditures primarily relate to optimization of production within our Meals & Beverages manufacturing network, a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, optimization of information technology infrastructure and applications, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, enhancements to our headquarters in Camden, New Jersey, and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives, once all phases are implemented, to generate annual ongoing savings of approximately $1 billion by the end of 2025. As of October 29, 2023, we have generated total program-to-date pre-tax savings of $895 million.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	October 29, 2023
(Millions)	Three Months Ended	Costs Incurred to Date
Meals & Beverages	$4	$255
Snacks	6	351
Corporate	3	198
Total	$13	$804
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We generated cash flows from operations of $174 million in 2024, compared to $227 million in 2023. The decline in 2024 was primarily due to lower cash earnings.
Current assets are less than current liabilities, which include debt maturing in one year, as we focus on lowering core working capital requirements. We had negative working capital of $71 million as of October 29, 2023, and $161 million as of July 30, 2023. Total debt maturing within one year was $206 million as of October 29, 2023, and $191 million as of July 30, 2023.
As part of our focus to lower core working capital requirements, we have worked with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Amounts outstanding under these programs, which are included in Accounts payable on the Consolidated Balance Sheets, were $277 million at October 29, 2023, and $258 million at July 30, 2023.
Capital expenditures were $143 million in 2024 and $77 million in 2023. Capital expenditures are expected to total approximately $470 million to $500 million in 2024. Capital expenditures in the first three months of 2024 included upgrades of assets across both segments of the business, chip and cracker capacity expansion for our Snacks business, network optimization for our Meals & Beverages business and enhancements to our headquarters in Camden, New Jersey.
In Snacks, we have a direct-store-delivery distribution model that uses independent contractor distributors. From time to time, we purchase and sell routes. The purchase and sale proceeds of the routes are reflected in investing activities.
Dividend payments were $114 million in 2024 and $115 million in 2023. The regular quarterly dividend paid on our capital stock was $.37 per share in both the first quarter of 2024 and 2023. On September 20, 2023, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on October 30, 2023, to shareholders of record at the close of business on October 5, 2023. On November 29, 2023, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on January 29, 2024 to shareholders of record at the close of business on January 4, 2024.
In June 2021, the Board authorized an anti-dilutive share repurchase program of up to $250 million (June 2021 program) to offset the impact of dilution from shares issued under our stock compensation programs. The June 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the anti-dilutive program may be made in open-market or privately negotiated transactions. In September 2021, the Board approved a strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. We repurchased 679 thousand shares at a cost of $28 million in 2024 pursuant to our June 2021 program. As of October 29, 2023, approximately $76 million remained available under the June 2021 program and approximately $301 million remained available under the September 2021 program. We repurchased 859 thousand shares at a cost of $41 million in 2023. See Note 13 to the Consolidated Financial Statements and “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
On October 10, 2023, we entered into a delayed single draw term loan credit agreement (the 2024 DDTL Credit Agreement) totaling up to $2 billion scheduled to mature on October 8, 2024. Loans under the 2024 DDTL Credit Agreement bear interest at the rates specified in the 2024 DDTL Credit Agreement, which vary based on the type of loan and certain other conditions. The 2024 DDTL Credit Agreement contains customary representations and warranties, affirmative and negative covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the 2024 DDTL Credit Agreement) of not less than 3.25:1.00, and events of default for credit facilities of this type. The proceeds of the loans under the 2024 DDTL Credit Agreement can only be used in connection with the acquisition of Sovos Brands. The 2024 DDTL Credit Agreement remained unused at October 29, 2023.
As of October 29, 2023, we had $206 million of short-term borrowings due within one year, $195 million of which was comprised of commercial paper borrowings. As of October 29, 2023, we issued $28 million of standby letters of credit. On September 27, 2021, we entered into a committed revolving credit facility totaling $1.85 billion scheduled to mature on September 27, 2026. The facility remained unused at October 29, 2023, except for $1 million of standby letters of credit that we issued under it. The facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the credit facility) of not less than 3.25:1.00, measured quarterly, and customary events of default for credit facilities of this type. Loans under this facility bear interest at the rates specified in the facility, which vary based on the type of loan and certain other customary conditions. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
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
SIGNIFICANT ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended July 30, 2023 (2023 Annual Report on Form 10-K). The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our 2023 Annual Report on Form 10-K. Our significant accounting estimates are described in Management’s Discussion and Analysis included in the 2023 Annual Report on Form 10‑K.
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

We wish to caution the reader that the following important factors and those important factors described in our other Securities and Exchange Commission filings, or in our 2023 Annual Report on Form 10-K, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:
•the conditions to the completion of the Sovos Brands transaction may not be satisfied, or the regulatory approvals required for the transaction may not be obtained on the terms expected, on the anticipated schedule, or at all;
•long-term financing for the Sovos Brands transaction may not be obtained on favorable terms, or at all;
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
•negative changes and volatility in financial and credit markets, deteriorating economic conditions and other external factors, including changes in laws and regulations; and

•unforeseen business disruptions or other impacts due to political instability, civil disobedience, terrorism, geopolitical conflicts (including the ongoing conflicts between Russia and Ukraine and in Israel and Gaza), extreme weather conditions, natural disasters, pandemics or other outbreaks of disease or other calamities.
This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our outlook. We disclaim any obligation or intent to update forward-looking statements made by us in order to reflect new information, events or circumstances after the date they are made.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
For information regarding our exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in the 2023 Annual Report on Form 10-K. During the first quarter ended October 29, 2023, we entered into forward starting interest rate swaps accounted for as cash-flow hedges with a notional value of $525 million related to an anticipated debt issuance. The fair value was a gain of $3 million as of October 29, 2023. The forward starting interest rate swaps mature in January 2025. Since October 29, 2023, we have entered into additional forward starting interest rate swaps accounted for as cash-flow hedges with a notional value of $450 million. There were no forward starting interest rate swaps or treasury lock contracts outstanding as of July 30, 2023.
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 29, 2023 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
b.Changes in Internal Control
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are likely to materially affect, such internal control over financial reporting during the quarter ended October 29, 2023.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 15 to the Consolidated Financial Statements and incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity in the three months ended October 29, 2023 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
7/31/23-8/31/23	—	—	—	$405
9/1/23-9/29/23	513,144	$42.18	513,144	$383
10/2/23-10/27/23	166,245	$39.54	166,245	$377
Total	679,389	$41.53	679,389	$377
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
Item 5. Other Information
During the quarter ended October 29, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" in accordance with Item 408 of Regulation S-K of the Securities Act.
Item 6. Exhibits
The Index to Exhibits, which immediately precedes the signature page, is incorporated by reference into this Report.

INDEX TO EXHIBITS

2.1
Agreement and Plan of Merger, dated as of August 7, 2023, by and among Campbell Soup Company, Premium Products Merger Sub, Inc. and Sovos Brands, Inc. is incorporated by reference to Exhibit 2.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on August 7, 2023.

10.1	2024 Non-Employee Director Fees

10.2
Delayed Draw Term Loan Credit Agreement, dated October 10, 2023, by and among Campbell Soup Company, Bank of America, N.A., as administrative agent and the lenders party thereto, is incorporated by reference to Exhibit 10 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on October 11, 2023.

10.3
First Amendment to Campbell Soup Company Deferred Compensation Plan, as amended and restated effective as of September 1, 2023 is incorporated by reference to Exhibit 10(h) to Campbell's Form 10-K (SEC file number 1-3822) filed with the SEC on September 21, 2023.

10.4
Fourth Amendment to the Campbell Soup Company Supplemental Retirement Plan, effective September 1, 2023 is incorporated by reference to Exhibit 10(ff) to Campbell's Form 10-K (SEC file number 1-3822) filed with the SEC on September 21, 2023.

10.5
First Amendment to the Campbell Soup Company Executive Severance Pay Plan, effective September 1, 2023 is incorporated by reference to Exhibit 10(hh) to Campbell's Form 10-K filed with the SEC (SEC file number 1-3822) on September 21, 2023.

10.6
Voting Agreement, dated as of August 7, 2023, by and among Campbell Soup Company and the stockholders of Sovos Brands, Inc. parties thereto is incorporated by reference to Exhibit 10.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on August 7, 2023.

10.7	Form of Voting Agreement is incorporated by reference to Exhibit 10.2 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on August 7, 2023.

31.1	Certification of Mark A. Clouse pursuant to Rule 13a-14(a).

31.2	Certification of Carrie L. Anderson pursuant to Rule 13a-14(a).

32.1	Certification of Mark A. Clouse pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Carrie L. Anderson pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Extension Definition Linkbase Document.

101.LAB	Inline XBRL Extension Label Linkbase Document.

101.PRE	Inline XBRL Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
December 6, 2023

CAMPBELL SOUP COMPANY

By:	/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Senior Vice President and Controller