Form 10-Q
period 2024-01-28
CAMPBELL SOUP CO
filed 2024-03-06
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File Number
January 28, 2024	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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

There were 298,102,601 shares of capital stock outstanding as of February 29, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	January 28, 2024	January 29, 2023	January 28, 2024	January 29, 2023
Net sales	$2,456	$2,485	$4,974	$5,060
Costs and expenses
Cost of products sold	1,680	1,726	3,410	3,467
Marketing and selling expenses	217	217	439	418
Administrative expenses	189	162	347	320
Research and development expenses	25	21	49	42
Other expenses / (income)	26	—	50	18
Restructuring charges	2	9	4	9
Total costs and expenses	2,139	2,135	4,299	4,274
Earnings before interest and taxes	317	350	675	786
Interest expense	46	45	95	92
Interest income	—	—	1	1
Earnings before taxes	271	305	581	695
Taxes on earnings	68	73	144	166
Net earnings	203	232	437	529
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Campbell Soup Company	$203	$232	$437	$529
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$.68	$.78	$1.47	$1.77
Weighted average shares outstanding — basic	298	299	298	299
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$.68	$.77	$1.46	$1.76
Weighted average shares outstanding — assuming dilution	299	301	299	301
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	January 28, 2024			January 29, 2023
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$203			$232
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$6	$—	6	$3	$—	3
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(28)	6	(22)	(2)	1	(1)
Reclassification adjustment for losses (gains) included in net earnings	(1)	—	(1)	(2)	—	(2)
Other comprehensive income (loss)	$(23)	$6	(17)	$(1)	$1	—
Total comprehensive income (loss)			$186			$232
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$186			$232

	Six Months Ended
	January 28, 2024			January 29, 2023
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$437			$529
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(3)	$—	(3)	$(5)	$—	(5)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(20)	4	(16)	5	(1)	4
Reclassification adjustment for losses (gains) included in net earnings	(1)	—	(1)	(6)	1	(5)
Other comprehensive income (loss)	$(24)	$4	(20)	$(6)	$—	(6)
Total comprehensive income (loss)			$417			$523
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$417			$523
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	January 28, 2024	July 30, 2023
Current assets
Cash and cash equivalents	$169	$189
Accounts receivable, net	635	529
Inventories	1,188	1,291
Other current assets	78	52
Total current assets	2,070	2,061
Plant assets, net of depreciation	2,470	2,398
Goodwill	3,963	3,965
Other intangible assets, net of amortization	3,108	3,142
Other assets	495	492
Total assets	$12,106	$12,058
Current liabilities
Short-term borrowings	$14	$191
Accounts payable	1,305	1,306
Accrued liabilities	615	592
Dividends payable	113	113
Accrued income taxes	9	20
Total current liabilities	2,056	2,222
Long-term debt	4,506	4,498
Deferred taxes	1,068	1,067
Other liabilities	625	608
Total liabilities	8,255	8,395
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	407	420
Earnings retained in the business	4,665	4,451
Capital stock in treasury, at cost	(1,212)	(1,219)
Accumulated other comprehensive income (loss)	(23)	(3)
Total Campbell Soup Company shareholders' equity	3,849	3,661
Noncontrolling interests	2	2
Total equity	3,851	3,663
Total liabilities and equity	$12,106	$12,058
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	January 28, 2024	January 29, 2023
Cash flows from operating activities:
Net earnings	$437	$529
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	4	9
Stock-based compensation	36	31
Pension and postretirement benefit expense	3	3
Depreciation and amortization	192	176
Deferred income taxes	6	2
Other	76	51
Changes in working capital
Accounts receivable	(116)	(63)
Inventories	102	(6)
Other current assets	(22)	(12)
Accounts payable and accrued liabilities	(17)	38
Other	(17)	(26)
Net cash provided by operating activities	684	732
Cash flows from investing activities:
Purchases of plant assets	(263)	(155)
Purchases of route businesses	(6)	(3)
Sales of route businesses	13	—
Net cash used in investing activities	(256)	(158)
Cash flows from financing activities:
Short-term borrowings, including commercial paper	1,416	1,389
Short-term repayments, including commercial paper	(1,596)	(1,626)
Dividends paid	(224)	(226)
Treasury stock purchases	(29)	(66)
Treasury stock issuances	—	22
Payments related to tax withholding for stock-based compensation	(14)	(18)
Other	(1)	—
Net cash used in financing activities	(448)	(525)
Effect of exchange rate changes on cash	—	—
Net change in cash and cash equivalents	(20)	49
Cash and cash equivalents — beginning of period	189	109
Cash and cash equivalents — end of period	$169	$158
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at October 30, 2022	323	$12	(24)	$(1,140)	$375	$4,224	$(4)	$2	$3,469
Net earnings (loss)						232		—	232
Other comprehensive income (loss)							—	—	—
Dividends ($.37 per share)						(112)			(112)
Treasury stock purchased			—	(25)					(25)
Treasury stock issued under management incentive and stock option plans			—	21	16	—			37
Balance at January 29, 2023	323	$12	(24)	$(1,144)	$391	$4,344	$(4)	$2	$3,601

Balance at July 31, 2022	323	$12	(24)	$(1,138)	$415	$4,040	$2	$2	$3,333
Net earnings (loss)						529		—	529
Other comprehensive income (loss)							(6)	—	(6)
Dividends ($.74 per share)						(225)			(225)
Treasury stock purchased			(1)	(66)					(66)
Treasury stock issued under management incentive and stock option plans			1	60	(24)	—			36
Balance at January 29, 2023	323	$12	(24)	$(1,144)	$391	$4,344	$(4)	$2	$3,601

Balance at October 29, 2023	323	$12	(25)	$(1,212)	$388	$4,573	$(6)	$2	$3,757
Net earnings (loss)						203		—	203
Other comprehensive income (loss)							(17)	—	(17)
Dividends ($.37 per share)						(111)			(111)
Treasury stock purchased			—	(1)					(1)
Treasury stock issued under management incentive and stock option plans			—	1	19	—			20
Balance at January 28, 2024	323	$12	(25)	$(1,212)	$407	$4,665	$(23)	$2	$3,851

Balance at July 30, 2023	323	$12	(25)	$(1,219)	$420	$4,451	$(3)	$2	$3,663
Net earnings (loss)						437		—	437
Other comprehensive income (loss)							(20)	—	(20)
Dividends ($.74 per share)						(223)			(223)
Treasury stock purchased			(1)	(29)					(29)
Treasury stock issued under management incentive and stock option plans			1	36	(13)	—			23
Balance at January 28, 2024	323	$12	(25)	$(1,212)	$407	$4,665	$(23)	$2	$3,851
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
In November 2023, the FASB issued guidance to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
In December 2023, the FASB issued guidance to improve income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

3. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	Foreign Currency Translation Adjustments(1)	Cash-Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 31, 2022	$—	$—	$2	$2
Other comprehensive income (loss) before reclassifications	(5)	4	—	(1)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(5)	—	(5)
Net current-period other comprehensive income (loss)	(5)	(1)	—	(6)
Balance at January 29, 2023	$(5)	$(1)	$2	$(4)

Balance at July 30, 2023	$(1)	$(4)	$2	$(3)
Other comprehensive income (loss) before reclassifications	(3)	(16)	—	(19)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Net current-period other comprehensive income (loss)	(3)	(17)	—	(20)
Balance at January 28, 2024	$(4)	$(21)	$2	$(23)
_____________________________________
(1)Included no tax as of January 28, 2024, July 30, 2023, January 29, 2023 and July 31, 2022.
(2)Included a tax benefit of $5 million as of January 28, 2024, a tax benefit of $1 million as of July 30, 2023, and no tax as of January 29, 2023 and July 31, 2022.
(3)Included tax expense of $1 million as of January 28, 2024, July 30, 2023, January 29, 2023 and July 31, 2022.
Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
(Millions)	January 28, 2024	January 29, 2023	January 28, 2024	January 29, 2023	Location of Loss (Gain) Recognized in Earnings
Losses (gains) on cash-flow hedges:
Commodity contracts	$—	$—	$—	$(3)	Cost of products sold
Foreign exchange forward contracts	(2)	(3)	(2)	(4)	Cost of products sold
Forward starting interest rate swaps	1	1	1	1	Interest expense
Total before tax	(1)	(2)	(1)	(6)
Tax expense (benefit)	—	—	—	1
Loss (gain), net of tax	$(1)	$(2)	$(1)	$(5)
4. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill:

(Millions)	Meals & Beverages	Snacks	Total
Net balance at July 30, 2023	$990	$2,975	$3,965
Foreign currency translation adjustment	(2)	—	(2)
Net balance at January 28, 2024	$988	$2,975	$3,963

Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill:

	January 28, 2024			July 30, 2023
(Millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$830	$(263)	$567	$830	$(229)	$601
Indefinite-lived trademarks
Snyder's of Hanover			$620			$620
Lance			350			350
Kettle Brand			318			318
Pace			292			292
Pacific Foods			280			280
Cape Cod			187			187
Various other Snacks(1)			494			494
Total indefinite-lived trademarks			$2,541			$2,541
Total net intangible assets			$3,108			$3,142
____________________________________
(1)Associated with the acquisition of Snyder's-Lance, Inc. (Snyder's-Lance).
Amortization expense was $34 million for the six-month period ended January 28, 2024, and $21 million for the six-month period ended January 29, 2023. The increase in amortization expense in 2024 included $14 million of accelerated amortization expense on customer relationships, which began in the fourth quarter of 2023 due to the loss of certain contract manufacturing customers. As of January 28, 2024, amortizable intangible assets had a weighted-average remaining useful life of 14 years. Amortization expense is estimated to be approximately $68 million in 2024, $59 million in 2025 and $34 million per year for the following three years.
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

	Three Months Ended		Six Months Ended
(Millions)	January 28, 2024	January 29, 2023	January 28, 2024	January 29, 2023
Net sales
Meals & Beverages	$1,382	$1,408	$2,786	$2,863
Snacks	1,074	1,077	2,188	2,197
Total	$2,456	$2,485	$4,974	$5,060

	Three Months Ended		Six Months Ended
(Millions)	January 28, 2024	January 29, 2023	January 28, 2024	January 29, 2023
Earnings before interest and taxes
Meals & Beverages	$247	$249	$534	$580
Snacks	161	150	322	303
Corporate income (expense)(1)	(89)	(40)	(177)	(88)
Restructuring charges(2)	(2)	(9)	(4)	(9)
Total	$317	$350	$675	$786
_______________________________________
(1)Represents unallocated items. Costs related to the cost savings initiatives were $34 million and $45 million in the three- and six-month periods ended January 28, 2024, and $5 million and $8 million in the three- and six-month periods ended January 29, 2023, respectively. Unrealized mark-to-market adjustments on outstanding undesignated commodity hedges were gains of $7 million and losses of $8 million in the three- and six-month periods ended January 28, 2024, and losses of $4 million in the three-month period ended January 29, 2023, respectively. Accelerated amortization expense related to customer relationship intangible assets was $7 million and $14 million in the three- and six-month periods ended January 28, 2024, respectively. Costs of $10 million and $19 million associated with the pending acquisition of Sovos Brands, Inc. (Sovos Brands) were included in the three- and six-month periods ended January 28, 2024, respectively. Litigation expenses related to the Plum baby food and snacks business of $1 million and $3 million were included in the three- and six-month periods ended January 28, 2024, respectively. Costs of $3 million related to a cybersecurity incident were included in the six-month period ended January 28, 2024. There were pension actuarial gains of $6 million and losses of $9 million in the three- and six-month periods ended January 29, 2023, respectively.
(2)See Note 6 for additional information.
Our net sales based on product categories are as follows:

	Three Months Ended		Six Months Ended
(Millions)	January 28, 2024	January 29, 2023	January 28, 2024	January 29, 2023
Net sales
Soup	$841	$852	$1,701	$1,745
Snacks	1,127	1,121	2,300	2,294
Other simple meals	317	321	619	636
Beverages	171	191	354	385
Total	$2,456	$2,485	$4,974	$5,060
Soup includes various soup, broths and stock products. Snacks include cookies, pretzels, crackers, popcorn, potato chips, tortilla chips and other salty snacks and baked products. Other simple meals include sauces, gravies, pasta, beans and canned poultry. Beverages include V8 juices and beverages, Campbell’s tomato juice and Pacific Foods non-dairy beverages.

6. Restructuring Charges, Cost Savings Initiatives and Other Optimization Initiatives
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
A summary of the pre-tax charges recognized in the Consolidated Statements of Earnings related to these initiatives is as follows:

	Three Months Ended		Six Months Ended
(Millions)	January 28, 2024	January 29, 2023	January 28, 2024	January 29, 2023	Recognized as of January 28, 2024
Restructuring charges	$2	$9	$4	$9	$284
Administrative expenses	29	5	34	8	417
Cost of products sold	3	—	6	—	108
Marketing and selling expenses	1	—	3	—	22
Research and development expenses	1	—	2	—	9
Total pre-tax charges	$36	$14	$49	$17	$840
A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of January 28, 2024
Severance pay and benefits	$244
Asset impairment/accelerated depreciation	116
Implementation costs and other related costs	480
Total	$840
The total estimated pre-tax costs for actions that have been identified are approximately $890 million to $915 million and we expect to incur substantially all of the costs through 2025. These estimates will be updated as the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of the following: approximately $245 million to $255 million in severance pay and benefits; approximately $135 million in asset impairment and accelerated depreciation; and approximately $510 million to $525 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 32%; Snacks - approximately 43%; and Corporate - approximately 25%.
Of the aggregate $890 million to $915 million of pre-tax costs identified to date, we expect approximately $715 million to $740 million will be cash expenditures. In addition, we expect to invest approximately $700 million in capital expenditures, of which we invested $492 million as of January 28, 2024. We expect to invest in substantially all of the capital expenditures through 2025. The capital expenditures primarily relate to optimization of production within our Meals & Beverages manufacturing network, a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, optimization of information technology infrastructure and applications, enhancements to our headquarters in Camden, New Jersey, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, and optimization of the Snyder’s-Lance warehouse and distribution network.

A summary of the restructuring activity and related reserves at January 28, 2024, is as follows:

(Millions)	Severance Pay and Benefits	Implementation Costs and Other Related Costs(3)	Asset Impairment/Accelerated Depreciation	Other Non-Cash Exit Costs(4)	Total Charges
Accrued balance at July 30, 2023(1)	$13
2024 charges	4	17	10	18	$49
2024 cash payments	(5)
Accrued balance at January 28, 2024(2)	$12
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
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	January 28, 2024
(Millions)	Three Months Ended	Six Months Ended	Costs Incurred to Date
Meals & Beverages	$5	$9	$260
Snacks	24	30	375
Corporate	7	10	205
Total	$36	$49	$840
Other Optimization Initiatives
In the second quarter of 2024, we began implementation of a new initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. Pursuant to this initiative we will purchase certain Pepperidge Farm and Snyder's-Lance routes where there are opportunities to unlock greater scale in select markets, combine them and sell the combined routes to independent contractor distributors. We expect to execute this program in a staggered rollout and to incur expenses of up to approximately $115 million through 2029.
7. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three- and six-month periods ended January 28, 2024 and January 29, 2023, excludes less than 1 million stock options that would have been antidilutive.

8. Pension and Postretirement Benefits
Components of net periodic benefit expense (income) were as follows:

	Three Months Ended				Six Months Ended
	Pension		Postretirement		Pension		Postretirement
(Millions)	January 28, 2024	January 29, 2023	January 28, 2024	January 29, 2023	January 28, 2024	January 29, 2023	January 28, 2024	January 29, 2023
Service cost	$3	$3	$—	$—	$6	$7	$—	$—
Interest cost	17	19	2	1	33	36	4	3
Expected return on plan assets	(20)	(25)	—	—	(40)	(52)	—	—
Actuarial losses (gains)	—	(6)	—	—	—	9	—	—
Net periodic benefit expense (income)	$—	$(9)	$2	$1	$(1)	$—	$4	$3
The actuarial gains and losses for the three- and six-month periods ended January 29, 2023 resulted from the remeasurement of certain U.S. pension plans due to lump sum distributions that exceeded or were expected to exceed service and interest costs resulting in settlement accounting for these plans. The actuarial gains recognized for the three-month period ended January 29, 2023 were primarily due to increases in discount rates used to determine the benefit obligation, partially offset by losses on plan assets. The actuarial losses recognized for the six-month period ended January 29, 2023 were primarily due to losses on plan assets, partially offset by increases in discount rates used to determine the benefit obligation.
9. Leases
The components of lease costs were as follows:

	Three Months Ended		Six Months Ended
(Millions)	January 28, 2024	January 29, 2023	January 28, 2024	January 29, 2023
Operating lease cost(1)	$24	$20	$48	$40
Finance lease - amortization of right-of-use (ROU) assets	4	4	8	8
Short-term lease cost	16	17	35	34
Variable lease cost	49	53	102	103
Total	$93	$94	$193	$185
__________________________________________
(1)Excludes costs associated with the cost savings initiatives described in Note 6.
The following tables summarize the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
(Millions)	Balance Sheet Classification	January 28, 2024	July 30, 2023
ROU assets, net	Other assets	$276	$275
Lease liabilities (current)	Accrued liabilities	$73	$70
Lease liabilities (noncurrent)	Other liabilities	$225	$208

	Finance Leases
(Millions)	Balance Sheet Classification	January 28, 2024	July 30, 2023
ROU assets, net	Plant assets, net of depreciation	$33	$27
Lease liabilities (current)	Short-term borrowings	$14	$13
Lease liabilities (noncurrent)	Long-term debt	$21	$15

The following table summarizes cash flow and other information related to leases:

	Six Months Ended
(Millions)	January 28, 2024	January 29, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46	$40
Financing cash flows from finance leases	$8	$8

ROU assets obtained in exchange for lease obligations:
Operating leases	$63	$30
Finance leases	$15	$1
10. Short-term Borrowings and Long-term Debt
On October 10, 2023, we entered into a delayed single draw term loan credit agreement (the 2024 DDTL Credit Agreement) totaling up to $2 billion scheduled to mature on October 8, 2024. Loans under the 2024 DDTL Credit Agreement bear interest at the rates specified in the 2024 DDTL Credit Agreement, which vary based on the type of loan and certain other conditions. The 2024 DDTL Credit Agreement contains customary representations and warranties, affirmative and negative covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the 2024 DDTL Credit Agreement) of not less than 3.25:1.00, and events of default for credit facilities of this type. The proceeds of the loans under the 2024 DDTL Credit Agreement can only be used in connection with the acquisition of Sovos Brands. The 2024 DDTL Credit Agreement remained unused at January 28, 2024.
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit risk-related contingent features in our derivative instruments as of January 28, 2024, or July 30, 2023.
We are also exposed to credit risk from our customers. During 2023, our largest customer accounted for approximately 22% of consolidated net sales. Our five largest customers accounted for approximately 47% of our consolidated net sales in 2023.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk, primarily the Canadian dollar, related to intercompany transactions and third-party transactions. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $75 million as of January 28, 2024, and $125 million as of July 30, 2023. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income (loss). The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $22 million as of January 28, 2024, and $15 million as of July 30, 2023.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt. From time to time, we may use interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. We manage our exposure to interest volatility on future debt issuances by entering into forward starting interest rate swaps or treasury lock contracts to hedge the rate on the interest payments related to the anticipated debt issuance. The forward starting interest rate swaps or treasury lock contracts are either designated as cash-flow hedging instruments or are undesignated. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), and reclassified into Interest expense over the life of the debt. The change in fair value on undesignated instruments is recorded in Interest expense. The notional amount of forward starting interest rate swaps accounted for as cash-flow hedges was $1 billion as of January 28, 2024. These forward starting interest rate swaps related to an anticipated debt issuance and mature in January 2025. There were no forward starting interest rate swaps or treasury lock contracts outstanding as of July 30, 2023.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, natural gas, soybean oil, aluminum, cocoa, corn, soybean meal and butter. Commodity futures, options and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts designated as cash-flow hedges as of January 28, 2024, or July 30, 2023. The notional amount of commodity contracts not designated as accounting hedges was $161 million as of January 28, 2024, and $194 million as of July 30, 2023. The change in fair value on undesignated instruments is recorded in Cost of products sold.
We have a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional amount was $85 million as of January 28, 2024, and $47 million as of July 30, 2023. The change in fair value on the embedded derivative is recorded in Cost of products sold.
Deferred Compensation Obligation Price Risk
We enter into swap contracts which hedge a portion of exposures relating to the total return of certain deferred compensation obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $42 million as of January 28, 2024, and July 30, 2023.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of January 28, 2024, and July 30, 2023:

(Millions)	Balance Sheet Classification	January 28, 2024	July 30, 2023
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$—
Total derivatives designated as hedges		$1	$—
Derivatives not designated as hedges:
Commodity contracts	Other current assets	$12	$15
Deferred compensation contracts	Other current assets	5	4
Commodity contracts	Other assets	—	1
Total derivatives not designated as hedges		$17	$20
Total asset derivatives		$18	$20

(Millions)	Balance Sheet Classification	January 28, 2024	July 30, 2023
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$—	$1
Forward starting interest rate swaps	Accrued liabilities	23	—
Total derivatives designated as hedges		$23	$1
Derivatives not designated as hedges:
Commodity contracts	Accrued liabilities	$9	$5
Total derivatives not designated as hedges		$9	$5
Total liability derivatives		$32	$6
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of January 28, 2024, and July 30, 2023, would be adjusted as detailed in the following table:

	January 28, 2024			July 30, 2023
(Millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$18	$(6)	$12	$20	$(5)	$15
Total liability derivatives	$32	$(6)	$26	$6	$(5)	$1
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. Cash margin asset balances of $9 million at January 28, 2024, and $2 million at July 30, 2023, were included in Other current assets in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and six-month periods ended January 28, 2024, and January 29, 2023, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
(Millions)		January 28, 2024	January 29, 2023
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$3	$3
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(2)	(2)
Forward starting interest rate swaps		(26)	—
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(2)	(3)
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(26)	$(1)

Six Months Ended
OCI derivative gain (loss) at beginning of year		$(5)	$—
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		3	5
Forward starting interest rate swaps		(23)	—
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Commodity contracts	Cost of products sold	—	(3)
Foreign exchange forward contracts	Cost of products sold	(2)	(4)
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(26)	$(1)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of less than $1 million.
The following tables show the total amounts of line items presented in the Consolidated Statements of Earnings for the three- and six-month periods ended January 28, 2024, and January 29, 2023, in which the effects of derivative instruments designated as cash-flow hedges are recorded and the total effect of hedge activity on these line items are as follows:

	Three Months Ended
	January 28, 2024		January 29, 2023
(Millions)	Cost of products sold	Interest expense	Cost of products sold	Interest expense
Consolidated Statements of Earnings:	$1,680	$46	$1,726	$45

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$(2)	$1	$(3)	$1

	Six Months Ended
	January 28, 2024		January 29, 2023
(Millions)	Cost of products sold	Interest expense	Cost of products sold	Interest expense
Consolidated Statements of Earnings:	$3,410	$95	$3,467	$92

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$(2)	$1	$(7)	$1

The amount excluded from effectiveness testing recognized in each line item of earnings using an amortization approach was not material in all periods presented.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

	Location of Loss (Gain) Recognized in Earnings	Three Months Ended		Six Months Ended
(Millions)		January 28, 2024	January 29, 2023	January 28, 2024	January 29, 2023
Foreign exchange forward contracts	Cost of products sold	$1	$—	$—	$(1)
Commodity contracts	Cost of products sold	(8)	1	4	(11)
Deferred compensation contracts	Administrative expenses	(7)	(3)	(3)	(1)
Total loss (gain)		$(14)	$(2)	$1	$(13)
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis as of January 28, 2024, and July 30, 2023, consistent with the fair value hierarchy:

	Fair Value as of January 28, 2024	Fair Value Measurements at January 28, 2024 Using Fair Value Hierarchy			Fair Value as of July 30, 2023	Fair Value Measurements at July 30, 2023 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$1	$—	$1	$—	$—	$—	$—	$—
Commodity derivative contracts(2)	12	2	1	9	16	11	3	2
Deferred compensation derivative contracts(3)	5	—	5	—	4	—	4	—
Deferred compensation investments(4)	1	1	—	—	1	1	—	—
Total assets at fair value	$19	$3	$7	$9	$21	$12	$7	$2

	Fair Value as of January 28, 2024	Fair Value Measurements at January 28, 2024 Using Fair Value Hierarchy			Fair Value as of July 30, 2023	Fair Value Measurements at July 30, 2023 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(1)	$—	$—	$—	$—	$1	$—	$1	$—
Commodity derivative contracts(2)	9	6	3	—	5	3	2	—
Deferred compensation obligation(4)	104	104	—	—	91	91	—	—
Forward starting interest rate swaps(5)	23	—	23	—	—	—	—	—
Total liabilities at fair value	$136	$110	$26	$—	$97	$94	$3	$—
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
(5)Based on SOFR swap rates.

The following table summarizes the changes in fair value of Level 3 assets and liabilities for the six-month periods ended January 28, 2024, and January 29, 2023:

	Six Months Ended
(Millions)	January 28, 2024	January 29, 2023
Fair value at beginning of year	$2	$4
Gains (losses)	12	5
Settlements	(5)	(4)
Fair value at end of quarter	$9	$5
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
There were no cash equivalents at January 28, 2024 or July 30, 2023.
The fair value of short- and long-term debt was $4.143 billion at January 28, 2024, and $4.293 billion at July 30, 2023. The carrying value was $4.52 billion at January 28, 2024, and $4.689 billion at July 30, 2023. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
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
During the six-month period ended January 28, 2024, we repurchased 707 thousand shares at a cost of $29 million pursuant to our June 2021 program. As of January 28, 2024, approximately $75 million remained available under the June 2021 program and approximately $301 million remained available under the September 2021 program. During the six-month period ended January 29, 2023, we repurchased 1.298 million shares at a cost of $66 million.
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
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statements of Earnings were as follows:

	Three Months Ended		Six Months Ended
(Millions)	January 28, 2024	January 29, 2023	January 28, 2024	January 29, 2023
Total pre-tax stock-based compensation expense	$19	$16	$36	$31
Tax-related benefits	$4	$3	$6	$6

The following table summarizes stock option activity as of January 28, 2024:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(Millions)
Outstanding at July 30, 2023	833	$44.77
Granted	—	$—
Exercised	—	$—
Terminated	—	$—
Outstanding at January 28, 2024	833	$44.77	3.7	$4
Exercisable at January 28, 2024	833	$44.77	3.7	$4
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
The following table summarizes time-lapse restricted stock units and EPS performance restricted stock units as of January 28, 2024:

	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at July 30, 2023	2,274	$45.39
Granted	1,516	$41.08
Vested	(741)	$45.35
Forfeited	(147)	$43.47
Nonvested at January 28, 2024	2,902	$43.24
We determine the fair value of time-lapse restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis.
Since 2022, we have granted EPS performance restricted stock units that will be earned upon the achievement of our adjusted EPS compound annual growth rate goal, measured over a three-year period. The actual number of EPS performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of EPS performance restricted stock units is based upon the quoted price of our stock at the date of grant. We expense EPS performance restricted stock units on a straight-line basis over the service period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We estimate expense based on the number of awards expected to vest. There were 898 thousand EPS performance target grants outstanding at January 28, 2024, with a weighted-average grant-date fair value of $42.98.
As of January 28, 2024, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS performance restricted stock units was $65 million, which will be amortized over the weighted-average remaining service period of 1.9 years. The fair value of restricted stock units vested during the six-month periods ended January 28, 2024, and January 29, 2023, was $31 million and $35 million, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the six-month period ended January 29, 2023 was $47.36.

The following table summarizes TSR performance restricted stock units as of January 28, 2024:

	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at July 30, 2023	948	$51.81
Granted	387	$44.18
Vested	(289)	$54.93
Forfeited	(148)	$52.57
Nonvested at January 28, 2024	898	$47.39
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation.
Assumptions used in the Monte Carlo simulation were as follows:

	2024	2023
Risk-free interest rate	4.84%	4.29%
Expected dividend yield	3.54%	3.09%
Expected volatility	22.16%	26.40%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of January 28, 2024, total remaining unearned compensation related to TSR performance restricted stock units was $19 million, which will be amortized over the weighted-average remaining service period of 1.9 years. In the first quarter of 2024, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 28, 2023. In the first quarter of 2023, recipients of TSR performance restricted stock units earned 100% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 29, 2022. The fair value of TSR performance restricted stock units vested during the six-month periods ended January 28, 2024, and January 29, 2023, was $12 million and $21 million, respectively. The grant-date fair value of the TSR performance restricted stock units granted during the six-month period ended January 29, 2023, was $53.74.
The tax benefits on the exercise of stock options in the six-month period ended January 29, 2023 were not material. Cash received from the exercise of stock options was $22 million for the six-month period ended January 29, 2023, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of January 28, 2024. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
Other Contingencies
We have provided certain indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at January 28, 2024.
16. Supplier Finance Program Obligations
To manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Amounts outstanding under these programs, which are included in Accounts payable on the Consolidated Balance Sheets, were $252 million at January 28, 2024, and $258 million at July 30, 2023.
17. Supplemental Financial Statement Data

(Millions)	January 28, 2024	July 30, 2023
Balance Sheets
Inventories
Raw materials, containers and supplies	$444	$372
Finished products	744	919
	$1,188	$1,291

	Three Months Ended		Six Months Ended
(Millions)	January 28, 2024	January 29, 2023	January 28, 2024	January 29, 2023
Statements of Earnings
Other expenses / (income)
Amortization of intangible assets(1)	$17	$10	$34	$21
Net periodic benefit income other than the service cost	(1)	(11)	(3)	(4)
Costs associated with pending acquisition(2)	10	—	19	—
Transition services fees	—	—	(2)	—
Other	—	1	2	1
	$26	$—	$50	$18
_______________________________________
(1)Includes accelerated amortization expense related to customer relationship intangible assets of $7 million and $14 million in the three- and six-month periods ended January 28, 2024, respectively.
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
On October 23, 2023, we and Sovos Brands each received a request for additional information (the Second Request) from the U.S. Federal Trade Commission (the FTC) in connection with the FTC’s review of the transaction contemplated by the merger agreement. Issuance of the Second Request extended the waiting period under the HSR Act until 30 days after both we and Sovos Brands substantially complied with the Second Request, unless the waiting period was extended voluntarily by the parties or terminated earlier by the FTC.
On February 13, 2024, we and Sovos Brands announced that both companies have certified substantial compliance with the Second Request. The certification of substantial compliance triggered the start of a 30-day waiting period which is expected to expire on March 11, 2024, after which the acquisition can be consummated. Subject to the satisfaction or waiver of customary closing conditions set forth in the merger agreement, we expect to complete the transaction the week of March 11, 2024.

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
On October 23, 2023, we and Sovos Brands each received a request for additional information (the Second Request) from the U.S. Federal Trade Commission (the FTC) in connection with the FTC’s review of the transaction contemplated by the merger agreement. Issuance of the Second Request extended the waiting period under the HSR Act until 30 days after both we and Sovos Brands substantially complied with the Second Request, unless the waiting period was extended voluntarily by the parties or terminated earlier by the FTC.
On February 13, 2024, we and Sovos Brands announced that both companies have certified substantial compliance with the Second Request. The certification of substantial compliance triggered the start of a 30-day waiting period which is expected to expire on March 11, 2024, after which the acquisition can be consummated. Subject to the satisfaction or waiver of customary closing conditions set forth in the merger agreement, we expect to complete the transaction the week of March 11, 2024.
Business Trends
Our industry continues to be impacted by commodity cost fluctuations, labor cost inflation, input cost inflation and other global macroeconomic challenges. We experienced a moderate amount of input cost inflation during the first half of 2024, and we expect modest pressures of input cost inflation to continue throughout the remainder of 2024. Although we have experienced a reduction in our volumes due to lower consumption trends seen throughout the industry, we have seen sequential improvement in key brands and categories in the second quarter of 2024. We expect these volume trends to continue to improve and inflation to continue to moderate throughout the remainder of 2024.
We anticipate continued supply chain productivity and previously implemented pricing actions to mitigate some of the inflationary pressures, and expect such benefits to largely offset the incremental costs in 2024. We will continue to evaluate the evolving macroeconomic environment to take action to mitigate the impact on our business, consolidated results of operations and financial condition. We will also be lapping 2023 price increases and favorable net price realization will represent a reduced contribution to sales in 2024.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.
•Net sales decreased 1% in the quarter to $2.456 billion following a 12% increase in the prior year. Volume/mix declines were partially offset by net price realization. On a two-year compounded annual growth rate (CAGR), net sales increased 5%.
•Gross profit, as a percent of sales, was 31.6% in 2024 compared to 30.5% in the prior-year quarter. The increase was primarily due to benefits from supply chain productivity improvements and favorable net price realization, partially offset by higher cost inflation and other supply chain costs.
•Earnings per share were $.68 in 2024, compared to $.77 a year ago. The current quarter included expenses of $.12 per share and the prior-year quarter included expenses of $.03 per share from items impacting comparability as discussed below.

Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of net earnings and net earnings per share:
•We implemented several cost savings initiatives in recent years. In the second quarter of 2024, we recorded Restructuring charges of $2 million and implementation costs and other related costs of $29 million in Administrative expenses, $3 million in Cost of products sold, $1 million in Marketing and selling expenses and $1 million in Research and development expenses (aggregate impact of $27 million after tax, or $.09 per share) related to these initiatives. Year-to-date in 2024, we recorded Restructuring charges of $4 million and implementation costs and other related costs of $34 million in Administrative expenses, $6 million in Cost of products sold, $3 million in Marketing and selling expenses and $2 million in Research and development expenses (aggregate impact of $37 million after tax, or $0.12 per share) related to these initiatives. In the second quarter of 2023, we recorded Restructuring charges of $9 million and implementation costs and other related costs of $5 million in Administrative expenses (aggregate impact of $10 million after tax, or $.03 per share) related to these initiatives. Year-to-date in 2023, we recorded Restructuring charges of $9 million and implementation costs and other related costs of $8 million in Administrative expenses (aggregate impact of $13 million after tax, or $.04 per share) related to these initiatives. See Note 6 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;
•In the second quarter of 2024, we recognized gains in Cost of products sold of $7 million ($5 million after tax, or $.02 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. Year-to-date in 2024, we recognized losses in Cost of products sold of $8 million ($6 million after tax, or $.02 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. In the second quarter of 2023, we recognized losses in Cost of products sold of $4 million ($3 million after tax, or $.01 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges;
•In the second quarter of 2024, we recorded accelerated amortization expense in Other expenses / (income) of $7 million ($5 million after tax, or $.02 per share) related to customer relationship intangible assets due to the loss of certain contract manufacturing customers, which began in the fourth quarter of 2023. Year-to-date in 2024, we recorded accelerated amortization expense in Other expenses / (income) of $14 million ($10 million after tax, or $.03 per share) related to customer relationship intangible assets;
•In the first quarter of 2024, we announced our intent to acquire Sovos Brands. In the second quarter of 2024, we incurred costs in Other expenses / (income) of $10 million ($9 million after tax, or $.03 per share) associated with the pending acquisition. Year-to-date in 2024, we incurred costs in Other expenses / (income) of $19 million ($17 million after tax, or $.06 per share) associated with the pending acquisition;
•In the second quarter of 2024, we recorded pre- and after-tax litigation expenses in Administrative expenses of $1 million related to the Plum baby food and snacks business (Plum), which was divested on May 3, 2021. Year-to-date in 2024, we recorded pre- and after-tax litigation expenses in Administrative expenses of $3 million ($.01 per share) related to Plum;
•Year-to-date in 2024, we recorded costs of $2 million in Cost of products sold and $1 million in Administrative expenses (aggregate impact of $2 million after tax, or $.01 per share) related to a cybersecurity incident that was identified in the fourth quarter of 2023; and
•In the second quarter of 2023, we recognized actuarial gains in Other expenses / (income) of $6 million ($4 million after tax, or $.01 per share). Year-to-date in 2023, we recognized actuarial losses in Other expenses / (income) of $9 million ($7 million after tax, or $.02 per share). The actuarial gains and losses related to interim remeasurements of certain U.S. pension plans due to lump sum distributions that exceeded or were expected to exceed service and interest costs resulting in settlement accounting for the plans.

The items impacting comparability are summarized below:

	Three Months Ended
	January 28, 2024		January 29, 2023
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$203	$.68	$232	$.77

Restructuring charges, implementation costs and other related costs	$(27)	$(.09)	$(10)	$(.03)
Commodity mark-to-market gains (losses)	5	.02	(3)	(.01)
Accelerated amortization	(5)	(.02)	—	—
Costs associated with pending acquisition	(9)	(.03)	—	—
Plum litigation expenses	(1)	—	—	—
Pension actuarial gains	—	—	4	.01
Impact of items on Net earnings	$(37)	$(.12)	$(9)	$(.03)

	Six Months Ended
	January 28, 2024		January 29, 2023
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$437	$1.46	$529	$1.76

Restructuring charges, implementation costs and other related costs	$(37)	$(.12)	$(13)	$(.04)
Commodity mark-to-market losses	(6)	(.02)	—	—
Accelerated amortization	(10)	(.03)	—	—
Costs associated with pending acquisition	(17)	(.06)	—	—
Plum litigation expenses	(3)	(.01)	—	—
Cybersecurity incident costs	(2)	(.01)	—	—
Pension actuarial losses	—	—	(7)	(.02)
Impact of items on Net earnings(1)	$(75)	$(.25)	$(20)	$(.07)
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Net earnings attributable to Campbell Soup Company were $203 million ($.68 per share) in the current quarter, compared to $232 million ($.77 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings decreased slightly reflecting higher other expenses, higher research and development expenses, higher administrative expenses and a higher effective tax rate, largely offset by improved gross profit. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding.
Net earnings attributable to Campbell Soup Company were $437 million ($1.46 per share) in the six-month period this year, compared to $529 million ($1.76 per share) in the year-ago period. After adjusting for items impacting comparability, earnings decreased reflecting higher marketing and selling expenses, lower gross profit, higher other expenses, higher interest expense and a higher effective tax rate. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding.

SECOND-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	January 28, 2024	January 29, 2023	January 30, 2022	% Change 2024/2023	Two-Year CAGR %
Meals & Beverages	$1,382	$1,408	$1,275	(2)	4
Snacks	1,074	1,077	934	—	7
	$2,456	$2,485	$2,209	(1)	5

An analysis of percent change of net sales by reportable segment follows:

2024 versus 2023	Meals & Beverages	Snacks	Total(2)
Volume/mix	(2)%	(2)%	(2)%
Net price realization(1)	—	3	1
Divestiture	—	(1)	(1)
	(2)%	—%	(1)%
__________________________________________
(1)Includes revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales decreased 2% as declines in U.S. retail products, primarily declines in U.S. soup, beverages and Pace Mexican sauces, were partially offset by gains in Canada and foodservice. Sales were impacted by volume/mix declines with neutral net price realization. On a two-year CAGR basis, net sales increased 4%. Following a 7% increase in the prior year, sales of U.S. soup decreased 3% primarily due to decreases in ready-to-serve soups and condensed soups, partially offset by an increase in broth.
In Snacks, sales were flat. Excluding the impact from the divestiture of the Emerald nuts business, sales increased driven by sales of our power brands, which increased 4%, partially offset by declines in sales of third-party partner brands. Sales increased due to increases in cookies and crackers, primarily Goldfish crackers and Lance sandwich crackers, and in salty snacks. Within salty snacks, increases primarily in Kettle Brand and Cape Cod potato chips more than offset declines in Pop Secret popcorn and Late July snacks. Sales benefited from favorable net price realization, partially offset by volume/mix declines. On a two-year CAGR basis, net sales increased 7%.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $17 million in 2024 from 2023. As a percent of sales, gross profit was 31.6% in 2024 and 30.5% in 2023.
The 110 basis-point increase in gross profit margin was due to the following factors:

Margin Impact
Productivity improvements	220
Net price realization	100
Volume/mix(1)	30
Cost inflation, supply chain costs and other factors(2)	(230)
Higher restructuring-related costs	(10)
110
__________________________________________
(1)Includes the impact of operating leverage.
(2)Includes an estimated positive margin impact of 30 basis points from the benefit of cost savings initiatives and a 50 basis-point positive impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges, which were more than offset by cost inflation and other factors.

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 8.8% in 2024 compared to 8.7% in 2023. Marketing and selling expenses in 2024 were comparable to 2023, as higher selling expenses (approximately 3 points) were offset by lower advertising and consumer promotion expense (approximately 3 points) driven by Meals & Beverages.
Administrative Expenses
Administrative expenses as a percent of sales were 7.7% in 2024 compared to 6.5% in 2023. Administrative expenses increased 17% in 2024 from 2023. The increase was primarily due to higher costs associated with cost savings initiatives (approximately 15 points) and higher general administrative costs and inflation (approximately 7 percentage points), partially offset by increased benefits from cost savings initiatives (approximately 7 points).
Other Expenses / (Income)
Other expenses were $26 million in 2024 compared to other expenses / (income) of $0 million in 2023. Other expenses in 2024 included costs associated with the pending acquisition of $10 million and accelerated amortization expense of $7 million. Other expenses / (income) in 2023 included pension actuarial gains of $6 million. Excluding these amounts, the remaining change was primarily due to higher net periodic pension and postretirement benefit income in the prior year.
Operating Earnings
Segment operating earnings increased 2% in 2024 from 2023.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	January 28, 2024	January 29, 2023	% Change
Meals & Beverages	$247	$249	(1)
Snacks	161	150	7
	408	399	2
Corporate income (expense)	(89)	(40)
Restructuring charges(1)	(2)	(9)
Earnings before interest and taxes	$317	$350
__________________________________________
(1)See Note 6 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages decreased 1%. The decrease was primarily due to lower gross profit, partially offset by lower marketing and selling expenses. Gross profit margin decreased due to higher cost inflation and other supply chain costs, partially offset by supply chain productivity improvements, benefits from cost savings initiatives, favorable net price realization and favorable volume/mix.
Operating earnings from Snacks increased 7%. The increase was primarily due to higher gross profit, partially offset by higher marketing and selling expenses. Gross profit margin increased due to favorable net price realization, supply chain productivity improvements, benefits from cost savings initiatives and favorable volume/mix more than offsetting higher cost inflation and other supply chain costs.
Corporate expense in 2024 included the following:
•costs of $34 million related to costs savings initiatives;
•$10 million of costs associated with the pending acquisition of Sovos Brands;
•$7 million of accelerated amortization expense;
•$1 million of Plum litigation expenses; and
•$7 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges.
Corporate expense in 2023 included the following:
•costs of $5 million related to cost savings initiatives;
•$4 million of unrealized mark-to-market losses on outstanding undesignated commodity hedges; and
•$6 million of pension actuarial gains.
Excluding these amounts, the remaining increase was primarily due to higher net periodic pension and postretirement benefit income in prior year.

Interest Expense
Interest expense of $46 million in 2024 increased from $45 million in 2023 primarily due to higher average interest rates on the debt portfolio.
Taxes on Earnings
The effective tax rate was 25.1% in 2024 and 23.9% in 2023. The increase in the effective tax rate was primarily due to nondeductible costs associated with the pending acquisition of Sovos Brands.
SIX-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Six Months Ended
(Millions)	January 28, 2024	January 29, 2023	January 30, 2022	% Change 2024/2023	Two-Year CAGR %
Meals & Beverages	$2,786	$2,863	$2,541	(3)	5
Snacks	2,188	2,197	1,904	—	7
	$4,974	$5,060	$4,445	(2)	6
An analysis of percent change of net sales by reportable segment follows:

2024 versus 2023	Meals & Beverages	Snacks	Total
Volume/mix	(4)%	(3)%	(3)%
Net price realization(1)	1	4	2
Divestiture	—	(1)	(1)
	(3)%	—%	(2)%
__________________________________________
(1)Includes revenue reductions from trade promotion and consumer coupon redemption programs.

In Meals & Beverages, sales decreased 3% as declines in U.S. retail products, including U.S. soup, beverages and Pace Mexican sauces, were partially offset by gains in Canada and foodservice. Volume/mix declines were partially offset by favorable net price realization. On a two-year CAGR basis, sales increased 5%. Following a 9% increase in the prior year, sales of U.S. soup decreased 4% primarily due to decreases in ready-to-serve soups and condensed soups, partially offset by an increase in broth.
In Snacks, sales were flat. Excluding the impact from the divestiture of the Emerald nuts business, sales increased driven by sales of our power brands, which increased 4%, partially offset by declines in sales of third-party partner brands. Sales increased due to increases in cookies and crackers, primarily Goldfish crackers and Lance sandwich crackers. Within salty snacks, increases primarily in Kettle Brand potato chips and Snack Factory pretzel crisps more than offset declines in Pop Secret popcorn and Snyder's of Hanover pretzels. Sales benefited from favorable net price realization, partially offset by volume/mix declines. On a two-year CAGR basis, sales increased 7%.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $29 million in 2024 from 2023. As a percent of sales, gross profit was 31.4% in 2024 and 31.5% in 2023.
The 10 basis-point decrease in gross profit margin was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(400)
Higher restructuring-related costs	(10)
Productivity improvements	220
Net price realization	170
Volume/mix(2)	10
(10)
__________________________________________

(1)Includes an estimated positive margin impact of 20 basis points from the benefit of cost savings initiatives, which was more than offset by cost inflation and other factors, including a 20 basis-point negative impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges and a 10 basis-point negative impact from a cybersecurity incident.
(2)Includes the impact of operating leverage.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 8.8% in 2024 and 8.3% in 2023. Marketing and selling expenses increased 5% in 2024 from 2023. The increase was primarily due to higher selling expenses (approximately 3 points), higher other marketing expenses (approximately 1 point) and higher costs related to cost savings initiatives (approximately 1 point).
Administrative Expenses
Administrative expenses as a percent of sales were 7.0% in 2024 compared to 6.3% in 2023. Administrative expenses increased 8% in 2024 from 2023. The increase was primarily due to higher costs related to cost savings initiatives (approximately 8 points) and higher general administrative costs and inflation (approximately 3 points), partially offset by increased benefits from cost savings initiatives (approximately 4 points).
Other Expenses / (Income)
Other expenses were $50 million in 2024 compared to other expenses of $18 million in 2023. Other expenses in 2024 included costs associated with the pending acquisition of $19 million and accelerated amortization expense of $14 million. Other expenses in 2023 included pension actuarial losses of $9 million. Excluding these amounts, the remaining change was primarily due to higher net periodic pension and postretirement benefit income in the prior year.
Operating Earnings
Segment operating earnings decreased 3% in 2024 from 2023.
An analysis of operating earnings by segment follows:

	Six Months Ended
(Millions)	January 28, 2024	January 29, 2023	% Change
Meals & Beverages	$534	$580	(8)
Snacks	322	303	6
	856	883	(3)
Corporate income (expense)	(177)	(88)
Restructuring charges(1)	(4)	(9)
Earnings before interest and taxes	$675	$786
__________________________________________
(1)See Note 6 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages decreased 8%. The decrease was primarily due to lower gross profit, partially offset by lower marketing and selling expenses. Gross profit margin decreased due to higher cost inflation and other supply chain costs, partially offset by supply chain productivity improvements and favorable net price realization.
Operating earnings from Snacks increased 6%. The increase was primarily due to higher gross profit, partially offset by higher marketing and selling expenses. Gross profit margin increased due to favorable net price realization and supply chain productivity improvements more than offsetting higher cost inflation and other supply chain costs.
Corporate expense in 2024 included the following:
•costs of $45 million related to costs savings initiatives;
•$19 million of costs associated with the pending acquisition of Sovos Brands;
•$14 million of accelerated amortization expense;
•$8 million of unrealized mark-to-market losses on outstanding undesignated commodity hedges;
•$3 million of Plum litigation expenses; and
•$3 million of costs associated with a cybersecurity incident.
Corporate expense in 2023 included the following:
•$9 million of pension actuarial losses; and

•costs of $8 million related to cost savings initiatives.
Excluding these amounts, the remaining increase was primarily due to higher net periodic pension and postretirement benefit income in the prior year.
Interest Expense
Interest expense of $95 million in 2024 increased from $92 million in 2023 primarily due higher average interest rates on the debt portfolio
Taxes on Earnings
The effective tax rate was 24.8% in 2024 and 23.9% in 2023. The increase in the effective tax rate was primarily due to nondeductible costs associated with the pending acquisition of Sovos Brands.
Restructuring Charges, Cost Savings Initiatives and Other Optimization Initiatives
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
A summary of the pre-tax charges recognized in the Consolidated Statements of Earnings related to these initiatives is as follows:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	January 28, 2024	January 29, 2023	January 28, 2024	January 29, 2023	Recognized as of January 28, 2024
Restructuring charges	$2	$9	$4	$9	$284
Administrative expenses	29	5	34	8	417
Cost of products sold	3	—	6	—	108
Marketing and selling expenses	1	—	3	—	22
Research and development expenses	1	—	2	—	9
Total pre-tax charges	$36	$14	$49	$17	$840

Aggregate after-tax impact	$27	$10	$37	$13
Per share impact	$.09	$.03	$.12	$.04
A summary of the pre-tax costs associated with these initiatives is as follows:

(Millions)	Recognized as of January 28, 2024
Severance pay and benefits	$244
Asset impairment/accelerated depreciation	116
Implementation costs and other related costs	480
Total	$840
The total estimated pre-tax costs for actions that have been identified are approximately $890 million to $915 million and we expect to incur substantially all of the costs through 2025. These estimates will be updated as the expanded initiatives are developed.

We expect the costs for actions that have been identified to date to consist of the following: approximately $245 million to $255 million in severance pay and benefits; approximately $135 million in asset impairment and accelerated depreciation; and approximately $510 million to $525 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 32%; Snacks - approximately 43%; and Corporate - approximately 25%.
Of the aggregate $890 million to $915 million of pre-tax costs identified to date, we expect approximately $715 million to $740 million will be cash expenditures. In addition, we expect to invest approximately $700 million in capital expenditures, of which we invested $492 million as of January 28, 2024. We expect to invest in substantially all of the capital expenditures through 2025. The capital expenditures primarily relate to optimization of production within our Meals & Beverages manufacturing network, a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, optimization of information technology infrastructure and applications, enhancements to our headquarters in Camden, New Jersey, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives, once all phases are implemented, to generate annual ongoing savings of approximately $1 billion by the end of 2025. As of January 28, 2024, we have generated total program-to-date pre-tax savings of $915 million.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	January 28, 2024
(Millions)	Three Months Ended	Six Months Ended	Costs Incurred to Date
Meals & Beverages	$5	$9	$260
Snacks	24	30	375
Corporate	7	10	205
Total	$36	$49	$840
Other Optimization Initiatives
In the second quarter of 2024, we began implementation of a new initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. Pursuant to this initiative we will purchase certain Pepperidge Farm and Snyder's-Lance routes where there are opportunities to unlock greater scale in select markets, combine them and sell the combined routes to independent contractor distributors. We expect to execute this program in a staggered rollout and to incur expenses of up to approximately $115 million through 2029.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We generated cash flows from operations of $684 million in 2024, compared to $732 million in 2023. The decline in 2024 was primarily due to lower cash earnings.
We had positive working capital of $14 million as of January 28, 2024, and negative working capital of $161 million as of July 30, 2023. As of July 30, 2023, current assets were less than current liabilities, which included debt maturing in one year, due to a focus on lowering core working capital requirements. Total debt maturing within one year was $14 million as of January 28, 2024, and $191 million as of July 30, 2023.
As part of our focus to lower core working capital requirements, we have worked with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Amounts outstanding under these programs, which are included in Accounts payable on the Consolidated Balance Sheets, were $252 million at January 28, 2024, and $258 million at July 30, 2023.

Capital expenditures were $263 million in 2024 and $155 million in 2023. Capital expenditures are expected to total approximately $470 million to $500 million in 2024. Capital expenditures in the first six months of 2024 included upgrades of assets across both segments of the business, chip and cracker capacity expansion for our Snacks business, enhancements to our headquarters in Camden, New Jersey and network optimization for our Meals & Beverages business.
In Snacks, we have a direct-store-delivery distribution model that uses independent contractor distributors. From time to time, we purchase and sell routes. The purchase and sale proceeds of the routes are reflected in investing activities.
Dividend payments were $224 million in 2024 and $226 million in 2023. The regular quarterly dividend paid on our capital stock was $.37 per share in both the second quarter of 2024 and 2023. On November 29, 2023, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on January 29, 2024 to shareholders of record at the close of business on January 4, 2024. On February 28, 2024, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on April 29, 2024 to shareholders of record at the close of business on April 4, 2024.
In June 2021, the Board authorized an anti-dilutive share repurchase program of up to $250 million (June 2021 program) to offset the impact of dilution from shares issued under our stock compensation programs. The June 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the anti-dilutive program may be made in open-market or privately negotiated transactions. In September 2021, the Board approved a strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. We repurchased 707 thousand shares at a cost of $29 million in 2024 pursuant to our June 2021 program. As of January 28, 2024, approximately $75 million remained available under the June 2021 program and approximately $301 million remained available under the September 2021 program. We repurchased 1.298 million shares at a cost of $66 million in 2023. See Note 13 to the Consolidated Financial Statements and “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
On October 10, 2023, we entered into a delayed single draw term loan credit agreement (the 2024 DDTL Credit Agreement) totaling up to $2 billion scheduled to mature on October 8, 2024. Loans under the 2024 DDTL Credit Agreement bear interest at the rates specified in the 2024 DDTL Credit Agreement, which vary based on the type of loan and certain other conditions. The 2024 DDTL Credit Agreement contains customary representations and warranties, affirmative and negative covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the 2024 DDTL Credit Agreement) of not less than 3.25:1.00, and events of default for credit facilities of this type. The proceeds of the loans under the 2024 DDTL Credit Agreement can only be used in connection with the acquisition of Sovos Brands. The 2024 DDTL Credit Agreement remained unused at January 28, 2024.
As of January 28, 2024, we had $14 million of short-term borrowings due within one year, none of which was comprised of commercial paper borrowings. As of January 28, 2024, we issued $28 million of standby letters of credit. On September 27, 2021, we entered into a committed revolving credit facility totaling $1.85 billion scheduled to mature on September 27, 2026. The facility remained unused at January 28, 2024, except for $1 million of standby letters of credit that we issued under it. The facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the credit facility) of not less than 3.25:1.00, measured quarterly, and customary events of default for credit facilities of this type. Loans under this facility bear interest at the rates specified in the facility, which vary based on the type of loan and certain other customary conditions. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
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
We wish to caution the reader that the following important factors and those important factors described in our other Securities and Exchange Commission filings, or in our 2023 Annual Report on Form 10-K, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:
•the conditions to the completion of the Sovos Brands transaction may not be satisfied or the closing of the proposed transaction might not otherwise occur;
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
For information regarding our exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in the 2023 Annual Report on Form 10-K. During the six-month period ended January 28, 2024, we entered into forward starting interest rate swaps accounted for as cash-flow hedges with a notional value of $1 billion related to an anticipated debt issuance. The fair value was a loss of $23 million as of January 28, 2024. The forward starting interest rate swaps mature in January 2025. There were no forward starting interest rate swaps or treasury lock contracts outstanding as of July 30, 2023.
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 28, 2024 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
b.Changes in Internal Control
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are likely to materially affect, such internal control over financial reporting during the quarter ended January 28, 2024.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 15 to the Consolidated Financial Statements and incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity in the three months ended January 28, 2024 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
10/30/23-11/30/23	—	$—	—	$377
12/1/23-12/29/23	13,597	$43.36	13,597	$376
1/2/24-1/26/24	13,738	$44.36	13,738	$376
Total	27,335	$43.86	27,335	$376
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
Item 5. Other Information
During the quarter ended January 28, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" in accordance with Item 408 of Regulation S-K of the Securities Act.
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
March 6, 2024

CAMPBELL SOUP COMPANY

By:	/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Senior Vice President and Controller