Form 10-Q
period 2024-04-28
CAMPBELL SOUP CO
filed 2024-06-05
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended April 28, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to __________________

Commission File Number: 1-3822
CAMPBELL SOUP COMPANY
(Exact name of registrant as specified in its charter)

New Jersey	21-0419870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Campbell Place
Camden, New Jersey 08103-1799
(Address of principal executive offices) (Zip Code)

(856) 342-4800
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Capital Stock, par value $.0375	CPB	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes.  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 298,553,885 shares of capital stock outstanding as of May 30, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Net sales	$2,369	$2,229	$7,343	$7,289
Costs and expenses
Cost of products sold	1,637	1,561	5,047	5,028
Marketing and selling expenses	206	194	645	612
Administrative expenses	208	167	555	487
Research and development expenses	27	24	76	66
Other expenses / (income)	30	23	80	41
Restructuring charges	13	6	17	15
Total costs and expenses	2,121	1,975	6,420	6,249
Earnings before interest and taxes	248	254	923	1,040
Interest expense	70	47	165	139
Interest income	4	1	5	2
Earnings before taxes	182	208	763	903
Taxes on earnings	49	48	193	214
Net earnings	133	160	570	689
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Campbell Soup Company	$133	$160	$570	$689
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$.45	$.54	$1.91	$2.30
Weighted average shares outstanding — basic	298	299	298	299
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$.44	$.53	$1.91	$2.29
Weighted average shares outstanding — assuming dilution	300	301	299	301
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	April 28, 2024			April 30, 2023
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$133			$160
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(3)	$—	(3)	$(2)	$—	(2)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	13	(2)	11	2	(1)	1
Reclassification adjustment for losses (gains) included in net earnings	—	—	—	(2)	1	(1)
Other comprehensive income (loss)	$10	$(2)	8	$(2)	$—	(2)
Total comprehensive income (loss)			$141			$158
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$141			$158

	Nine Months Ended
	April 28, 2024			April 30, 2023
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$570			$689
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(6)	$—	(6)	$(7)	$—	(7)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(7)	2	(5)	7	(2)	5
Reclassification adjustment for losses (gains) included in net earnings	(1)	—	(1)	(8)	2	(6)
Other comprehensive income (loss)	$(14)	$2	(12)	$(8)	$—	(8)
Total comprehensive income (loss)			$558			$681
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$558			$681
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	April 28, 2024	July 30, 2023
Current assets
Cash and cash equivalents	$107	$189
Accounts receivable, net	648	529
Inventories	1,300	1,291
Other current assets	84	52
Total current assets	2,139	2,061
Plant assets, net of depreciation	2,621	2,398
Goodwill	5,072	3,965
Other intangible assets, net of amortization	4,875	3,142
Other assets	536	492
Total assets	$15,243	$12,058
Current liabilities
Short-term borrowings	$1,427	$191
Accounts payable	1,330	1,306
Accrued liabilities	584	592
Dividends payable	114	113
Accrued income taxes	2	20
Total current liabilities	3,457	2,222
Long-term debt	5,752	4,498
Deferred taxes	1,491	1,067
Other liabilities	628	608
Total liabilities	11,328	8,395
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	421	420
Earnings retained in the business	4,685	4,451
Capital stock in treasury, at cost	(1,190)	(1,219)
Accumulated other comprehensive income (loss)	(15)	(3)
Total Campbell Soup Company shareholders' equity	3,913	3,661
Noncontrolling interests	2	2
Total equity	3,915	3,663
Total liabilities and equity	$15,243	$12,058
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended
	April 28, 2024	April 30, 2023
Cash flows from operating activities:
Net earnings	$570	$689
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	17	15
Stock-based compensation	80	48
Amortization of inventory fair value adjustment from acquisition	17	—
Pension and postretirement benefit expense	5	20
Depreciation and amortization	298	284
Deferred income taxes	13	(2)
Other	103	78
Changes in working capital, net of acquisition
Accounts receivable	(33)	1
Inventories	102	(40)
Other current assets	(28)	(8)
Accounts payable and accrued liabilities	(180)	(123)
Other	(67)	(44)
Net cash provided by operating activities	897	918
Cash flows from investing activities:
Purchases of plant assets	(376)	(257)
Purchases of route businesses	(28)	(13)
Sales of route businesses	33	—
Business acquired, net of cash acquired	(2,617)	—
Other	1	1
Net cash used in investing activities	(2,987)	(269)
Cash flows from financing activities:
Short-term borrowings, including commercial paper and delayed draw term loan	4,616	2,479
Short-term repayments, including commercial paper and delayed draw term loan	(4,556)	(2,473)
Long-term borrowings	2,496	500
Long-term repayments	(100)	(566)
Dividends paid	(334)	(336)
Treasury stock purchases	(46)	(141)
Treasury stock issuances	—	22
Payments related to tax withholding for stock-based compensation	(46)	(19)
Payments of debt issuance costs	(22)	—
Other	—	(1)
Net cash provided by (used in) financing activities	2,008	(535)
Effect of exchange rate changes on cash	—	—
Net change in cash and cash equivalents	(82)	114
Cash and cash equivalents — beginning of period	189	109
Cash and cash equivalents — end of period	$107	$223
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at January 29, 2023	323	$12	(24)	$(1,144)	$391	$4,344	$(4)	$2	$3,601
Net earnings (loss)						160		—	160
Other comprehensive income (loss)							(2)	—	(2)
Dividends ($.37 per share)						(112)			(112)
Treasury stock purchased			(2)	(75)					(75)
Treasury stock issued under stock-based compensation plans			1	—	16	—			16
Balance at April 30, 2023	323	$12	(25)	$(1,219)	$407	$4,392	$(6)	$2	$3,588

Balance at July 31, 2022	323	$12	(24)	$(1,138)	$415	$4,040	$2	$2	$3,333
Net earnings (loss)						689		—	689
Other comprehensive income (loss)							(8)	—	(8)
Dividends ($1.11 per share)						(337)			(337)
Treasury stock purchased			(3)	(141)					(141)
Treasury stock issued under stock-based compensation plans			2	60	(8)	—			52
Balance at April 30, 2023	323	$12	(25)	$(1,219)	$407	$4,392	$(6)	$2	$3,588

Balance at January 28, 2024	323	$12	(25)	$(1,212)	$407	$4,665	$(23)	$2	$3,851
Net earnings (loss)						133		—	133
Other comprehensive income (loss)							8	—	8
Dividends ($.37 per share)						(113)			(113)
Replacement share-based awards issued in connection with Sovos Brands, Inc. acquisition(1)					42				42
Treasury stock purchased			—	(17)					(17)
Treasury stock issued under stock-based compensation plans			—	39	(28)	—			11
Balance at April 28, 2024	323	$12	(25)	$(1,190)	$421	$4,685	$(15)	$2	$3,915

Balance at July 30, 2023	323	$12	(25)	$(1,219)	$420	$4,451	$(3)	$2	$3,663
Net earnings (loss)						570		—	570
Other comprehensive income (loss)							(12)	—	(12)
Dividends ($1.11 per share)						(336)			(336)
Replacement share-based awards issued in connection with Sovos Brands, Inc. acquisition(1)					42				42
Treasury stock purchased			(1)	(46)					(46)
Treasury stock issued under stock-based compensation plans			1	75	(41)	—			34
Balance at April 28, 2024	323	$12	(25)	$(1,190)	$421	$4,685	$(15)	$2	$3,915
(1) See Note 3 for additional information.
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
2. Recent Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (FASB) issued guidance that enhances the transparency of supplier finance programs by requiring disclosure of the key terms of these programs and a related rollforward of these obligations to understand the effect on working capital, liquidity and cash flows. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods in those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We adopted the guidance in the fourth quarter of 2023, with the exception of the rollforward information. The adoption did not have a material impact on our consolidated financial statements. See Note 17 for additional information.
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
3.Acquisition
On August 7, 2023, we entered into a merger agreement to acquire Sovos Brands, Inc. (Sovos Brands) for $23.00 per share. On March 12, 2024, we completed the acquisition. Sovos Brands' portfolio includes a variety of pasta sauces, dry pasta, soups, frozen entrées, frozen pizza and yogurts, all of which are sold in North America under the brand names Rao’s, Michael Angelo’s and noosa. Total purchase consideration was $2.899 billion, which was determined as follows:

(Millions)
Cash consideration paid to Sovos Brands shareholders(1)	$2,307
Cash paid for share-based awards(2)	32
Cash consideration paid directly to shareholders	$2,339
Cash paid for transaction costs of Sovos Brands	32
Repayment of Sovos Brands existing indebtedness and accrued interest	486
Total cash consideration	$2,857
Fair value of replacement share-based awards(3)	42
Total consideration	$2,899
___________________________________________
(1)    Consideration paid to Sovos Brands shareholders which reflects $23.00 per share.
(2)    Represents cash paid to equity award holders of Sovos Brands restricted stock and restricted stock unit awards attributable to pre-combination service. This excludes $3 million of cash paid that was recognized as expense.

(3)    We issued replacement equity awards in settlement of certain Sovos Brands equity awards that did not become vested in connection with the acquisition. The portion of fair value of the replacement awards attributable to pre-combination service was $42 million and is included in the purchase consideration. We recognized $26 million of expense related to accelerated vesting of certain replacement awards.
The cash portion of the acquisition was funded through a Delayed Draw Term Loan Credit Agreement (the 2024 DDTL Credit Agreement) of $2 billion and cash on hand. See Note 11 for additional information.
The table below presents the fair value that was allocated to acquired assets and assumed liabilities:

(Millions)	Estimated Fair Value
Cash	$240
Accounts receivable	96
Inventories	130
Other current assets	5
Plant assets	102
Other intangible assets	1,785
Other assets	16
Total assets acquired	$2,374
Accounts payable	$96
Accrued liabilities	56
Accrued income taxes	1
Long-term debt	9
Deferred taxes	412
Other liabilities	11
Total liabilities assumed	$585
Net assets acquired	$1,789
Goodwill	1,110
Total consideration	$2,899
The excess of the purchase price over the estimated fair values of identifiable net assets was recorded as $1.11 billion of goodwill. The goodwill is not deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities, anticipated synergies, and intangible assets that did not qualify for separate recognition. The goodwill is included in the Meals & Beverages segment.
The purchase price allocation of Sovos Brands is preliminary and is subject to the finalization of certain items, including valuations and tax balances, which will be completed within the allowable measurement period.
The identifiable intangible assets of Sovos Brands consist of:

(Millions)	Type	Life in Years			Value
Trademarks	Non-amortizable	Indefinite			$1,470
Trademarks	Amortizable	20			83
Customer relationships	Amortizable	20	to	30	232
Total identifiable intangible assets					$1,785
As of April 28, 2024, Sovos Brands amortizable intangible assets had a weighted-average remaining useful life of 27 years.
We incurred transaction costs and integration costs, including costs to achieve synergies, of $95 million and $114 million associated with the Sovos Brands acquisition in the three- and nine-month periods ended April 28, 2024, respectively. Approximately $16 million in the three-month period and $35 million in the nine-month period represented transaction costs, including outside advisory costs, recorded in Other expenses / (income). In the three-month period ended April 28, 2024, we recognized $2 million in Interest expense related to financing fees associated with the 2024 DDTL Credit Agreement. Integration costs included expenses associated with accelerated vesting of replacement awards, severance and retention bonuses, amortization of the acquisition date fair value adjustment to inventories and other costs. Integration costs recognized in the three-month period ended April 28, 2024 included the following:

•$18 million in Costs of products sold, $17 million of which related to the amortization of the acquisition date fair value adjustment to inventories;
•$2 million of Marketing and selling expenses;
•$39 million of Administrative expenses;
•$2 million of Research and development expenses; and
•$16 million of Restructuring charges to achieve synergies. See Note 7 for additional information.
For the period March 12, 2024 through April 28, 2024, the Sovos Brands acquisition contributed $166 million to Net sales and a loss of $75 million to Net earnings, including the effect of transaction and integration costs and interest expense on the debt to finance the acquisition.
The following unaudited summary information is presented on a consolidated pro forma basis as if the Sovos Brands acquisition had occurred on August 1, 2022:

	Three Months Ended		Nine Months Ended
(Millions)	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Net sales	$2,510	$2,472	$8,061	$8,023
Net earnings attributable to Campbell Soup Company	$184	$141	$595	$532
The pro forma results are not necessarily indicative of the combined results had the Sovos Brands acquisition been completed on August 1, 2022, nor are they indicative of future combined results. The pro forma amounts include adjustments to interest expense for financing the acquisition, to amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and plant assets, and related tax effects. The pro forma results include adjustments to reflect amortization of the acquisition date fair value adjustment to inventories, expenses related to accelerated vesting of replacement awards and severance and retention bonuses as of August 1, 2022.
4. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	Foreign Currency Translation Adjustments(1)	Cash-Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 31, 2022	$—	$—	$2	$2
Other comprehensive income (loss) before reclassifications	(7)	5	—	(2)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(6)	—	(6)
Net current-period other comprehensive income (loss)	(7)	(1)	—	(8)
Balance at April 30, 2023	$(7)	$(1)	$2	$(6)

Balance at July 30, 2023	$(1)	$(4)	$2	$(3)
Other comprehensive income (loss) before reclassifications	(6)	(5)	—	(11)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Net current-period other comprehensive income (loss)	(6)	(6)	—	(12)
Balance at April 28, 2024	$(7)	$(10)	$2	$(15)
_____________________________________
(1)Included no tax as of April 28, 2024, July 30, 2023, April 30, 2023 and July 31, 2022.
(2)Included a tax benefit of $3 million as of April 28, 2024 and $1 million as of July 30, 2023, and no tax as of April 30, 2023 and July 31, 2022.
(3)Included tax expense of $1 million as of April 28, 2024, July 30, 2023, April 30, 2023 and July 31, 2022.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
(Millions)	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023	Location of Loss (Gain) Recognized in Earnings
Losses (gains) on cash-flow hedges:
Commodity contracts	$—	$—	$—	$(3)	Cost of products sold
Foreign exchange contracts	—	(2)	(2)	(6)	Cost of products sold
Forward starting interest rate swaps	—	—	1	1	Interest expense
Total before tax	—	(2)	(1)	(8)
Tax expense (benefit)	—	1	—	2
Loss (gain), net of tax	$—	$(1)	$(1)	$(6)
5. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill:

(Millions)	Meals & Beverages	Snacks	Total
Net balance at July 30, 2023	$990	$2,975	$3,965
Acquisition(1)	1,110	—	1,110
Foreign currency translation adjustment	(3)	—	(3)
Net balance at April 28, 2024	$2,097	$2,975	$5,072
____________________________________
(1)On March 12, 2024, we acquired Sovos Brands. See Note 3 for additional information.
Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill:

	April 28, 2024			July 30, 2023
(Millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$1,062	$(281)	$781	$830	$(229)	$601
Definite-lived trademarks	83	—	83	—	—	—
Total amortizable intangible assets	$1,145	$(281)	$864	$830	$(229)	$601
Indefinite-lived trademarks
Rao's			$1,470			$—
Snyder's of Hanover			620			620
Lance			350			350
Kettle Brand			318			318
Pace			292			292
Pacific Foods			280			280
Cape Cod			187			187
Various other Snacks(1)			494			494
Total indefinite-lived trademarks			$4,011			$2,541
Total net intangible assets			$4,875			$3,142
____________________________________
(1)Associated with the acquisition of Snyder's-Lance, Inc. (Snyder's-Lance).

As part of the Sovos Brands acquisition, we acquired the Rao's indefinite-lived trademark of $1.47 billion, customer relationship intangible assets of $232 million and definite-lived trademarks of $83 million. See Note 3 for additional information.
Amortization expense was $52 million for the nine-month period ended April 28, 2024, and $31 million for the nine-month period ended April 30, 2023. Amortization expense in 2024 included $20 million of accelerated amortization expense on customer relationships, which began in the fourth quarter of 2023 due to the loss of certain contract manufacturing customers. As of April 28, 2024, amortizable intangible assets had a weighted-average remaining useful life of 19 years. Amortization expense is estimated to be approximately $73 million in 2024, $72 million in 2025 and $46 million per year for the following three years.
As of our 2023 annual impairment testing, indefinite-lived trademarks with approximately 10% or less of excess coverage of fair value over carrying value had an aggregate carrying value of $434 million and included Pacific Foods and certain other Snacks trademarks. The indefinite-lived trademark related to the Sovos Brands acquisition has been recorded at fair value.
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
6. Segment Information
Our reportable segments are as follows:
•Meals & Beverages, which consists of our soup, simple meals and beverages products in retail and foodservice in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; V8 juices and beverages; Campbell’s tomato juice; and as of March 12, 2024, Rao's pasta sauces, dry pasta, frozen entrées, frozen pizza and soups; Michael Angelo's frozen entrées and pasta sauces; and noosa yogurts. The segment also includes snacking products in foodservice and Canada; and
•Snacks, which consists of Pepperidge Farm cookies*, crackers, fresh bakery and frozen products, including Goldfish crackers*, Snyder’s of Hanover pretzels*, Lance sandwich crackers*, Cape Cod potato chips*, Kettle Brand potato chips*, Late July snacks*, Snack Factory pretzel crisps*, Pop Secret popcorn, and other snacking products in retail in the U.S. We refer to the * brands as our "power brands." The segment also includes the retail business in Latin America. The segment included the results of our Emerald nuts business, which was sold on May 30, 2023.
We evaluate segment performance before interest, taxes and costs associated with restructuring activities, cost savings and optimization initiatives, impairment charges and corporate expenses. Unrealized gains and losses on outstanding undesignated commodity hedging activities are excluded from segment operating earnings and are recorded in Corporate as these open positions represent hedges of future purchases. Upon closing of the contracts, the realized gain or loss is transferred to segment operating earnings, which allows the segments to reflect the economic effects of the hedge without exposure to quarterly volatility of unrealized gains and losses. Only the service cost component of pension and postretirement expense is allocated to segments. All other components of expense, including interest cost, expected return on assets, amortization of prior service credits and recognized actuarial gains and losses are reflected in Corporate and not included in segment operating results. Asset information by segment is not discretely maintained for internal reporting or used in evaluating performance.

	Three Months Ended		Nine Months Ended
(Millions)	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Net sales
Meals & Beverages	$1,272	$1,108	$4,058	$3,971
Snacks	1,097	1,121	3,285	3,318
Total	$2,369	$2,229	$7,343	$7,289

	Three Months Ended		Nine Months Ended
(Millions)	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Earnings before interest and taxes
Meals & Beverages	$229	$182	$763	$762
Snacks	167	179	489	482
Corporate income (expense)(1)	(135)	(101)	(312)	(189)
Restructuring charges(2)	(13)	(6)	(17)	(15)
Total	$248	$254	$923	$1,040
_______________________________________
(1)Represents unallocated items. Costs related to cost savings and optimization initiatives were $23 million and $68 million in the three- and nine-month periods ended April 28, 2024, and $27 million and $35 million in the three- and nine-month periods ended April 30, 2023, respectively. Unrealized mark-to-market adjustments on outstanding undesignated commodity hedges were gains of $13 million and $5 million in the three- and nine-month periods ended April 28, 2024, and losses of $9 million in the three- and nine-month periods ended April 30, 2023, respectively. Accelerated amortization expense related to customer relationship intangible assets was $6 million and $20 million in the three- and nine-month periods ended April 28, 2024, respectively. Costs of $77 million and $96 million associated with the acquisition of Sovos Brands were included in the three- and nine-month periods ended April 28, 2024, respectively. Litigation expenses related to the Plum baby food and snacks business, which was divested on May 3, 2021, were $3 million and were included in the nine-month period ended April 28, 2024. Costs of $3 million related to a cybersecurity incident were included in the nine-month period ended April 28, 2024. There were pension actuarial losses of $17 million and $26 million in the three- and nine-month periods ended April 30, 2023, respectively.
(2)See Note 7 for additional information.
Our net sales based on product categories are as follows:

	Three Months Ended		Nine Months Ended
(Millions)	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Net sales
Soup	$577	$571	$2,278	$2,316
Snacks	1,152	1,169	3,452	3,463
Other simple meals	458	291	1,077	927
Beverages	182	198	536	583
Total	$2,369	$2,229	$7,343	$7,289
Soup includes various soup, broths and stock products. Snacks include cookies, pretzels, crackers, popcorn, potato chips, tortilla chips and other salty snacks and baked products. Other simple meals include sauces, yogurts, pasta, frozen entrées, canned poultry, frozen pizza, gravies and beans. Beverages include V8 juices and beverages, Campbell’s tomato juice and Pacific Foods non-dairy beverages.
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

A summary of the pre-tax charges recognized in the Consolidated Statements of Earnings related to these initiatives is as follows:

	Three Months Ended		Nine Months Ended
(Millions)	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023	Recognized as of April 28, 2024
Restructuring charges	$(3)	$6	$1	$15	$281
Administrative expenses	13	13	47	21	430
Cost of products sold	3	12	9	12	111
Marketing and selling expenses	1	—	4	—	23
Research and development expenses	1	2	3	2	10
Total pre-tax charges	$15	$33	$64	$50	$855
A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of April 28, 2024
Severance pay and benefits	$241
Asset impairment/accelerated depreciation	124
Implementation costs and other related costs	490
Total	$855
The total estimated pre-tax costs for actions that have been identified are approximately $905 million to $930 million and we expect to incur substantially all of the costs through 2025. These estimates will be updated as the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of the following: approximately $250 million to $255 million in severance pay and benefits; approximately $140 million in asset impairment and accelerated depreciation; and approximately $515 million to $535 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 33%; Snacks - approximately 43%; and Corporate - approximately 24%.
Of the aggregate $905 million to $930 million of pre-tax costs identified to date, we expect approximately $725 million to $750 million will be cash expenditures. In addition, we expect to invest approximately $705 million in capital expenditures, of which we invested $508 million as of April 28, 2024. We expect to invest in substantially all of the capital expenditures through 2025. The capital expenditures primarily relate to optimization of production within our Meals & Beverages manufacturing network, a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, optimization of information technology infrastructure and applications, enhancements to our headquarters in Camden, New Jersey, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, and optimization of the Snyder’s-Lance warehouse and distribution network.
A summary of the restructuring activity and related reserves at April 28, 2024, is as follows:

(Millions)	Severance Pay and Benefits	Implementation Costs and Other Related Costs(3)	Asset Impairment/Accelerated Depreciation	Other Non-Cash Exit Costs(4)	Total Charges
Accrued balance at July 30, 2023(1)	$13
2024 charges	1	27	18	18	$64
2024 cash payments	(7)
Accrued balance at April 28, 2024(2)	$7
__________________________________
(1)Includes $7 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(2)Includes $4 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
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

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	April 28, 2024
(Millions)	Three Months Ended	Nine Months Ended	Costs Incurred to Date
Meals & Beverages	$7	$16	$267
Snacks	—	30	375
Corporate	8	18	213
Total	$15	$64	$855
Other Optimization Initiatives
In the second quarter of 2024, we began implementation of a new initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. Pursuant to this initiative we will purchase certain Pepperidge Farm and Snyder's-Lance routes where there are opportunities to unlock greater scale in select markets, combine them and sell the combined routes to independent contractor distributors. We expect to execute this program in a staggered rollout and to incur expenses of up to approximately $115 million through 2029. In the three-month period ended April 28, 2024, we incurred $5 million in Marketing and selling expenses related to this initiative.
Sovos Brands Integration Initiatives
On March 12, 2024, we completed the acquisition of Sovos Brands. See Note 3 for additional information. We have identified opportunities for cost synergies as we integrate Sovos Brands. Cost estimates to achieve the synergies are continuing to be developed. The total expected pre-tax costs and timing of when we expect to incur those costs, as well as the expected future cash expenditures, will be updated as detailed plans are developed. We expect the pre-tax costs to be associated primarily with the Meals & Beverages segment.
In the three-month period ended April 28, 2024, we recorded Restructuring charges of $16 million related to initiatives to achieve the synergies.
A summary of the restructuring activity and related reserves associated with the Sovos Brands integration at April 28, 2024, is as follows:

(Millions)	Severance Pay and Benefits
2024 charges	$16
2024 cash payments	—
Accrued balance at April 28, 2024(1)	$16
__________________________________
(1)Includes $5 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
Segment operating results do not include restructuring charges, nor implementation and integration costs, because we evaluate segment performance excluding such charges. The costs incurred in the three-month period ended April 28, 2024 were associated with the Meals & Beverages segment.
8. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three- and nine-month periods ended April 28, 2024 and April 30, 2023, excludes less than 1 million stock options that would have been antidilutive.

9. Pension and Postretirement Benefits
Components of net periodic benefit expense (income) were as follows:

	Three Months Ended				Nine Months Ended
	Pension		Postretirement		Pension		Postretirement
(Millions)	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Service cost	$4	$3	$—	$—	$10	$10	$—	$—
Interest cost	16	19	2	2	49	55	6	5
Expected return on plan assets	(20)	(24)	—	—	(60)	(76)	—	—
Actuarial losses (gains)	—	17	—	—	—	26	—	—
Net periodic benefit expense (income)	$—	$15	$2	$2	$(1)	$15	$6	$5
The actuarial losses for the three- and nine-month periods ended April 30, 2023 resulted from the remeasurement of certain U.S. pension plans due to lump sum distributions that exceeded or were expected to exceed service and interest costs resulting in settlement accounting for these plans. The actuarial losses recognized for the three-month period ended April 30, 2023 were primarily due to decreases in discount rates used to determine the benefit obligation and plan experience, partially offset by gains on plan assets. The actuarial losses recognized for the nine-month period ended April 30, 2023 were primarily due to losses on plan assets and plan experience, partially offset by increases in discount rates used to determine the benefit obligation.
10. Leases
The components of lease costs were as follows:

	Three Months Ended		Nine Months Ended
(Millions)	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Operating lease cost(1)	$25	$23	$73	$63
Finance lease - amortization of right-of-use (ROU) assets	6	4	14	12
Finance lease - interest on lease liabilities	1	—	1	—
Short-term lease cost	15	14	50	48
Variable lease cost	57	52	159	155
Total	$104	$93	$297	$278
__________________________________________
(1)Excludes costs associated with the cost savings initiatives described in Note 7.
The following tables summarize the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
(Millions)	Balance Sheet Classification	April 28, 2024	July 30, 2023
ROU assets, net	Other assets	$283	$275
Lease liabilities (current)	Accrued liabilities	$76	$70
Lease liabilities (noncurrent)	Other liabilities	$229	$208

	Finance Leases
(Millions)	Balance Sheet Classification	April 28, 2024	July 30, 2023
ROU assets, net	Plant assets, net of depreciation	$61	$27
Lease liabilities (current)	Short-term borrowings	$21	$13
Lease liabilities (noncurrent)	Long-term debt	$39	$15

The following table summarizes cash flow and other information related to leases:

	Nine Months Ended
(Millions)	April 28, 2024	April 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$70	$62
Operating cash flows from finance leases	$1	$—
Financing cash flows from finance leases	$15	$12

ROU assets obtained in exchange for lease obligations:
Operating leases	$78	$106
Finance leases	$35	$10

ROU assets obtained with business acquired:
Operating leases	$15	$—
Finance leases	$13	$—
11. Short-term Borrowings and Long-term Debt
On October 10, 2023, we entered into the 2024 DDTL Credit Agreement totaling up to $2 billion scheduled to mature on October 8, 2024. Loans under the 2024 DDTL Credit Agreement bear interest at the rates specified in the 2024 DDTL Credit Agreement, which vary based on the type of loan and certain other conditions. The 2024 DDTL Credit Agreement contains customary representations and warranties, affirmative and negative covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the 2024 DDTL Credit Agreement) of not less than 3.25:1.00, and events of default for credit facilities of this type. The proceeds of the loans under the 2024 DDTL Credit Agreement could only be used in connection with the acquisition of Sovos Brands and the payment of fees and expenses incurred in connection therewith. On March 12, 2024, we borrowed $2 billion under the 2024 DDTL Credit Agreement and used the proceeds in order to fund the acquisition of Sovos Brands, along with the fees and expenses incurred in connection therewith.
In August 2023, we filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement we may issue debt securities from time to time, depending on market conditions. On March 19, 2024, pursuant to the registration statement, we issued senior unsecured notes of $2.5 billion, consisting of:
•$400 million aggregate principal amount of notes bearing interest at a fixed rate of 5.30% per annum, due March 20, 2026, with interest payable semi-annually on each of March 20 and September 20 commencing September 20, 2024;
•$500 million aggregate principal amount of notes bearing interest at a fixed rate of 5.20% per annum, due March 19, 2027, with interest payable semi-annually on each of March 19 and September 19 commencing September 19, 2024;
•$600 million aggregate principal amount of notes bearing interest at a fixed rate of 5.20% per annum, due March 21, 2029, with interest payable semi-annually on each of March 21 and September 21 commencing September 21, 2024; and
•$1 billion aggregate principal amount of notes bearing interest at a fixed rate of 5.40% per annum, due March 21, 2034, with interest payable semi-annually on each of March 21 and September 21 commencing September 21, 2024.
The notes contain customary covenants and events of default. If a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date. We used the net proceeds from the sale of the notes to repay the $2 billion of outstanding borrowings under the 2024 DDTL Credit Agreement used to fund the Sovos Brands acquisition, including fees and expenses in connection therewith, and the remainder of the net proceeds to repay commercial paper.
On April 5, 2024, we repaid $100 million of the $500 million outstanding under our Delayed Draw Term Loan Credit Agreement (the 2022 DDTL Credit Agreement) due November 15, 2025.

On April 16, 2024, we terminated our existing revolving credit facility dated September 27, 2021 (as amended on April 4, 2023). On April 16, 2024, we entered into a Five-Year Credit Agreement for an unsecured, senior revolving credit facility (the 2024 Revolving Credit Facility Agreement) in an aggregate principal amount equal to $1.85 billion with a maturity date of April 16, 2029 or such later date as extended pursuant to the terms set forth in the 2024 Revolving Credit Facility Agreement. The 2024 Revolving Credit Facility Agreement remained unused at April 28, 2024, except for $1 million of standby letters of credit that we issued under it. We may increase the 2024 Revolving Credit Facility Agreement commitments up to an additional $500 million, subject to the satisfaction of certain conditions. Loans under the 2024 Revolving Credit Facility Agreement will bear interest at the rates specified in the 2024 Revolving Credit Facility Agreement, which vary based on the type of loan and certain other conditions. The 2024 Revolving Credit Facility Agreement contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense of not less than 3.25:1.00, and customary events of default for credit facilities of this type.
We have $1.15 billion aggregate principal amount of senior notes maturing in March 2025 that we expect to repay and/or refinance using available sources, which may include cash on hand, accessing the capital markets, commercial paper and/or revolving credit facility.
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit risk-related contingent features in our derivative instruments as of April 28, 2024, or July 30, 2023.
We are also exposed to credit risk from our customers. During 2023, our largest customer accounted for approximately 22% of consolidated net sales. Our five largest customers accounted for approximately 47% of our consolidated net sales in 2023.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk, primarily the Canadian dollar and Euro, related to intercompany transactions and third-party transactions. We utilize foreign exchange forward purchase and sale contracts and option contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $75 million as of April 28, 2024, and $125 million as of July 30, 2023. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income (loss). The notional amount of foreign exchange forward and option contracts that are not designated as accounting hedges was $279 million as of April 28, 2024, and $15 million as of July 30, 2023.
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

Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), and reclassified into Interest expense over the life of the debt issued. The change in fair value on undesignated instruments is recorded in Interest expense. We settled forward starting interest rate swaps with a notional value of $1.1 billion in March 2024 at a loss of $11 million. The $11 million loss on these instruments was recorded in other comprehensive income (loss) and will be recognized as additional interest expense over the 10-year, 5-year, and 3-year lives of the debt issued in March 2024. There were no forward starting interest rate swaps or treasury lock contracts outstanding as of April 28, 2024 and July 30, 2023.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, natural gas, soybean oil, aluminum, cocoa, corn, soybean meal and butter. Commodity futures, options and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts designated as cash-flow hedges as of April 28, 2024, or July 30, 2023. The notional amount of commodity contracts not designated as accounting hedges was $211 million as of April 28, 2024, and $194 million as of July 30, 2023. The change in fair value on undesignated instruments is recorded in Cost of products sold.
We have a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional amount was $66 million as of April 28, 2024, and $47 million as of July 30, 2023. The change in fair value on the embedded derivative is recorded in Cost of products sold.
Deferred Compensation Obligation Price Risk
We enter into swap contracts which hedge a portion of exposures relating to the total return of certain deferred compensation obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $71 million as of April 28, 2024, and $42 million July 30, 2023.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of April 28, 2024, and July 30, 2023:

(Millions)	Balance Sheet Classification	April 28, 2024	July 30, 2023
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	$1	$—
Total derivatives designated as hedges		$1	$—
Derivatives not designated as hedges:
Commodity contracts	Other current assets	$19	$15
Deferred compensation contracts	Other current assets	—	4
Commodity contracts	Other assets	1	1
Total derivatives not designated as hedges		$20	$20
Total asset derivatives		$21	$20

(Millions)	Balance Sheet Classification	April 28, 2024	July 30, 2023
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange contracts	Accrued liabilities	$—	$1
Total derivatives designated as hedges		$—	$1
Derivatives not designated as hedges:
Commodity contracts	Accrued liabilities	$4	$5
Deferred compensation contracts	Accrued liabilities	1	—
Total derivatives not designated as hedges		$5	$5
Total liability derivatives		$5	$6
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of April 28, 2024, and July 30, 2023, would be adjusted as detailed in the following table:

	April 28, 2024			July 30, 2023
(Millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$21	$(4)	$17	$20	$(5)	$15
Total liability derivatives	$5	$(4)	$1	$6	$(5)	$1
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. A cash margin liability balance of $2 million at April 28, 2024, and an asset balance of $2 million at July 30, 2023, were included in Accrued liabilities and Other current assets, respectively, in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and nine-month periods ended April 28, 2024, and April 30, 2023, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
(Millions)		April 28, 2024	April 30, 2023
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(26)	$(1)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange contracts		1	2
Forward starting interest rate swaps		12	—
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Foreign exchange contracts	Cost of products sold	—	(2)
Forward starting interest rate swaps	Interest expense	—	—
OCI derivative gain (loss) at end of quarter		$(13)	$(1)

Nine Months Ended
OCI derivative gain (loss) at beginning of year		$(5)	$—
Effective portion of changes in fair value recognized in OCI:
Foreign exchange contracts		4	7
Forward starting interest rate swaps		(11)	—
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Commodity contracts	Cost of products sold	—	(3)
Foreign exchange contracts	Cost of products sold	(2)	(6)
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(13)	$(1)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $1 million.
The following tables show the total amounts of line items presented in the Consolidated Statements of Earnings for the three- and nine-month periods ended April 28, 2024, and April 30, 2023, in which the effects of derivative instruments designated as cash-flow hedges are recorded and the total effect of hedge activity on these line items are as follows:

	Three Months Ended
	April 28, 2024		April 30, 2023
(Millions)	Cost of products sold	Interest expense	Cost of products sold	Interest expense
Consolidated Statements of Earnings:	$1,637	$70	$1,561	$47

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$—	$—	$(2)	$—

	Nine Months Ended
	April 28, 2024		April 30, 2023
(Millions)	Cost of products sold	Interest expense	Cost of products sold	Interest expense
Consolidated Statements of Earnings:	$5,047	$165	$5,028	$139

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$(2)	$1	$(9)	$1

The amount excluded from effectiveness testing recognized in each line item of earnings using an amortization approach was not material in all periods presented.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

	Location of Loss (Gain) Recognized in Earnings	Three Months Ended		Nine Months Ended
(Millions)		April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Foreign exchange contracts	Cost of products sold	$—	$—	$—	$(1)
Commodity contracts	Cost of products sold	(13)	18	(9)	7
Deferred compensation contracts	Administrative expenses	(1)	—	(4)	(1)
Total loss (gain)		$(14)	$18	$(13)	$5
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis as of April 28, 2024, and July 30, 2023, consistent with the fair value hierarchy:

	Fair Value as of April 28, 2024	Fair Value Measurements at April 28, 2024 Using Fair Value Hierarchy			Fair Value as of July 30, 2023	Fair Value Measurements at July 30, 2023 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange contracts(1)	$1	$—	$1	$—	$—	$—	$—	$—
Commodity derivative contracts(2)	20	5	7	8	16	11	3	2
Deferred compensation derivative contracts(3)	—	—	—	—	4	—	4	—
Deferred compensation investments(4)	1	1	—	—	1	1	—	—
Total assets at fair value	$22	$6	$8	$8	$21	$12	$7	$2

	Fair Value as of April 28, 2024	Fair Value Measurements at April 28, 2024 Using Fair Value Hierarchy			Fair Value as of July 30, 2023	Fair Value Measurements at July 30, 2023 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange contracts(1)	$—	$—	$—	$—	$1	$—	$1	$—
Commodity derivative contracts(2)	4	1	3	—	5	3	2	—
Deferred compensation derivative contracts(3)	1	—	1	—	—	—	—	—
Deferred compensation obligation(4)	94	94	—	—	91	91	—	—
Total liabilities at fair value	$99	$95	$4	$—	$97	$94	$3	$—
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

The following table summarizes the changes in fair value of Level 3 assets and liabilities for the nine-month periods ended April 28, 2024, and April 30, 2023:

	Nine Months Ended
(Millions)	April 28, 2024	April 30, 2023
Fair value at beginning of year	$2	$4
Gains (losses)	13	4
Settlements	(7)	(4)
Fair value at end of quarter	$8	$4
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
There were cash equivalents of $26 million at April 28, 2024 and none at July 30, 2023. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less.
The fair value of short- and long-term debt was $6.714 billion at April 28, 2024, and $4.293 billion at July 30, 2023. The carrying value was $7.179 billion at April 28, 2024, and $4.689 billion at July 30, 2023. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
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
During the nine-month period ended April 28, 2024, we repurchased 1.08 million shares at a cost of $46 million pursuant to our June 2021 program. As of April 28, 2024, approximately $58 million remained available under the June 2021 program and approximately $301 million remained available under the September 2021 program. During the nine-month period ended April 30, 2023, we repurchased 2.692 million shares at a cost of $141 million.
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
In connection with the Sovos Brands acquisition, we issued 1.721 million time-lapse restricted stock units (Replacement units) in exchange for certain Sovos Brands restricted stock units and performance restricted stock units. The Replacement units are subject to the same terms and conditions of the original Sovos Brands restricted stock units and performance restricted stock units. Certain Replacement units were subject to accelerated vesting. The Replacement units have a total fair value of $74 million based on the quoted price of our stock on the acquisition date. The portion of Replacement units attributed to pre-combination service was $42 million, which was accounted for as part of consideration transferred and was recorded in Additional Paid-in Capital in our Consolidated Statements of Equity. See Note 3 for additional information. The portion of the Replacement units attributable to post-combination service will be recognized as stock-based compensation expense over the remaining vesting period.
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statements of Earnings were as follows:

	Three Months Ended		Nine Months Ended
(Millions)	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Total pre-tax stock-based compensation expense(1)	$44	$17	$80	$48
Tax-related benefits	$3	$3	$9	$9

_______________________________________
(1)Includes $26 million of expense related to accelerated vesting of certain Replacement units in the three- and nine-month periods ended April 28, 2024.
The following table summarizes stock option activity as of April 28, 2024:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(Millions)
Outstanding at July 30, 2023	833	$44.77
Granted	—	$—
Exercised	—	$—
Terminated	—	$—
Outstanding at April 28, 2024	833	$44.77	3.5	$4
Exercisable at April 28, 2024	833	$44.77	3.5	$4
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
The following table summarizes time-lapse restricted stock units and EPS performance restricted stock units as of April 28, 2024:

	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at July 30, 2023	2,274	$45.39
Granted	1,744	$41.46
Replacement units granted in connection with Sovos Brands acquisition	1,721	$43.01
Vested	(2,233)	$43.86
Forfeited	(184)	$43.27
Nonvested at April 28, 2024	3,322	$43.23
We determine the fair value of time-lapse restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants and certain Replacement units, which we expense on an accelerated basis.
Since 2022, we have granted EPS performance restricted stock units that will be earned upon the achievement of our adjusted EPS compound annual growth rate goal, measured over a three-year period. The actual number of EPS performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of EPS performance restricted stock units is based upon the quoted price of our stock at the date of grant. We expense EPS performance restricted stock units on a straight-line basis over the service period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We estimate expense based on the number of awards expected to vest. There were 887 thousand EPS performance target grants outstanding at April 28, 2024, with a weighted-average grant-date fair value of $42.98.
As of April 28, 2024, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS performance restricted stock units was $65 million, which will be amortized over the weighted-average remaining service period of 1.8 years. The fair value of restricted stock units vested during the nine-month periods ended April 28, 2024, and April 30, 2023, was $95 million and $36 million, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the nine-month period ended April 30, 2023 was $47.55.

The following table summarizes TSR performance restricted stock units as of April 28, 2024:

	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at July 30, 2023	948	$51.81
Granted	387	$44.18
Vested	(289)	$54.93
Forfeited	(159)	$52.20
Nonvested at April 28, 2024	887	$47.40
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation.
Assumptions used in the Monte Carlo simulation were as follows:

	2024	2023
Risk-free interest rate	4.84%	4.29%
Expected dividend yield	3.54%	3.09%
Expected volatility	22.16%	26.40%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of April 28, 2024, total remaining unearned compensation related to TSR performance restricted stock units was $16 million, which will be amortized over the weighted-average remaining service period of 1.8 years. In the first quarter of 2024, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 28, 2023. In the first quarter of 2023, recipients of TSR performance restricted stock units earned 100% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 29, 2022. The fair value of TSR performance restricted stock units vested during the nine-month periods ended April 28, 2024, and April 30, 2023, was $12 million and $21 million, respectively. The grant-date fair value of the TSR performance restricted stock units granted during the nine-month period ended April 30, 2023, was $53.74.
The tax benefits on the exercise of stock options in the nine-month period ended April 30, 2023 were not material. Cash received from the exercise of stock options was $22 million for the nine-month period ended April 30, 2023, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
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
On March 20, 2024, the United States Department of Justice (DOJ), on behalf of the U.S. Environmental Protection Agency, and National Education Law Center, on behalf of Environment America and Lake Erie Waterkeeper, filed lawsuits in the United States District Court for the Northern District of Ohio – Western Division concerning alleged violations of the Clean Water Act relating to alleged contaminant discharges from the company’s Napoleon, Ohio wastewater treatment facility in excess of the facility’s Clean Water Act permit limits. We have and are continuing to take actions to remediate the exceedances and are in settlement discussions with the DOJ and the private environmental groups. While we cannot predict with certainty the amount of any civil penalty or the timing of the resolution of this matter, we do not expect that the ultimate costs to resolve this matter will have a material adverse effect on our financial condition, results of operations, or cash flows.
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of April 28, 2024. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
Other Contingencies
We have provided certain indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at April 28, 2024.
17. Supplier Finance Program Obligations
To manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Amounts outstanding under these programs, which are included in Accounts payable on the Consolidated Balance Sheets, were approximately $260 million at April 28, 2024 and July 30, 2023.
18. Supplemental Financial Statement Data

(Millions)	April 28, 2024	July 30, 2023
Balance Sheets
Inventories
Raw materials, containers and supplies	$414	$372
Finished products	886	919
	$1,300	$1,291

	Three Months Ended		Nine Months Ended
(Millions)	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Statements of Earnings
Other expenses / (income)
Amortization of intangible assets(1)	$18	$10	$52	$31
Net periodic benefit expense (income) other than the service cost	(2)	14	(5)	10
Costs associated with acquisition(2)	16	—	35	—
Transition services fees	—	—	(2)	—
Other	(2)	(1)	—	—
	$30	$23	$80	$41
_______________________________________
(1)Includes accelerated amortization expense related to customer relationship intangible assets of $6 million and $20 million in the three- and nine-month periods ended April 28, 2024, respectively.
(2)Related to the acquisition of Sovos Brands. See Note 3 for additional information.

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
On March 12, 2024, we completed the acquisition of Sovos Brands, Inc. (Sovos Brands) for total purchase consideration of $2.899 billion. For additional information on the Sovos Brands acquisition, see Note 3 to the Consolidated Financial Statements. All references to the acquisition below refer to the Sovos Brands acquisition.
Business Trends
Our industry continues to be impacted by commodity cost fluctuations, rising labor costs and other global macroeconomic challenges. Through the third quarter, we experienced a moderate amount of input cost inflation, and we expect inflation to continue to moderate throughout the remainder of 2024. We anticipate continued supply chain productivity and previously implemented pricing actions to mitigate some of the inflationary pressures and expect such benefits to largely offset the incremental costs in 2024. We will continue to evaluate the evolving macroeconomic environment to take action to mitigate the impact on our business, consolidated results of operations and financial condition.
We have lapped 2023 price increases and favorable net price realization will represent a reduced contribution to sales in 2024. Consistent with trends seen throughout the industry, we have experienced a reduction in our volumes due to lower consumption; however, we have seen modest sequential year over year volume/mix improvement in each of the last three quarters of 2024.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.
•Net sales increased 6% in the quarter to $2.369 billion primarily due to a 7-point benefit from the acquisition of Sovos Brands. On a two-year compounded annual growth rate (CAGR), net sales increased 5%.
•Gross profit, as a percent of sales, was 30.9% in 2024 compared to 30.0% in the prior-year quarter. The increase was primarily due to benefits from supply chain productivity improvements, mark-to-market adjustments on outstanding undesignated commodity hedges and lower costs associated with cost savings initiatives, partially offset by higher cost inflation and other supply chain costs and the impact of the acquisition.
•Earnings per share were $.44 in 2024, compared to $.53 a year ago. The current quarter included expenses of $.30 per share and the prior-year quarter included expenses of $.15 per share from items impacting comparability as discussed below.

Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of net earnings and net earnings per share:
•We implemented several cost savings initiatives in recent years. In the third quarter of 2024, we recorded implementation costs and other related costs of $13 million in Administrative expenses, $3 million in Cost of products sold, $1 million in Marketing and selling expenses, $1 million in Research and development expenses and a reduction to Restructuring charges of $3 million related to these initiatives. Year-to-date in 2024, we recorded Restructuring charges of $1 million and implementation costs and other related costs of $47 million in Administrative expenses, $9 million in Cost of products sold, $4 million in Marketing and selling expenses and $3 million in Research and development expenses related to these initiatives. In the third quarter of 2023, we recorded Restructuring charges of $6 million and implementation costs and other related costs of $13 million in Administrative expenses, $12 million in Cost of products sold and $2 million in Research and development expenses (aggregate impact of $24 million after tax, or $.08 per share) related to these initiatives. Year-to-date in 2023, we recorded Restructuring charges of $15 million and implementation costs and other related costs of $21 million in Administrative expenses, $12 million in Cost of products sold and $2 million in Research and development expenses (aggregate impact of $37 million after tax, or $.12 per share) related to these initiatives;
In the second quarter of 2024, we began implementation of a new optimization initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. In the third quarter of 2024, we recognized $5 million in Marketing and selling expenses related to this initiative;
In the third quarter of 2024, the total aggregate impact related to the cost savings and optimization initiatives was $20 million ($15 million after tax, or $0.05 per share). Year-to-date in 2024, the total aggregate impact related to the cost savings and optimization initiatives was $69 million ($52 million after tax, or $0.17 per share). See Note 7 to the Consolidated Financial Statements and "Restructuring Charges, Cost Savings Initiatives and Other Optimization Initiatives" for additional information;
•In the first quarter of 2024, we announced our intent to acquire Sovos Brands and on March 12, 2024, the acquisition closed. In the third quarter of 2024, we incurred $93 million of costs associated with the acquisition, of which $16 million was recorded in Restructuring charges, $39 million in Administrative expenses, $16 million in Other expenses / (income), $2 million in Marketing and selling expenses, $2 million in Research and development expenses and $18 million in Cost of products sold, of which $17 million was associated with the acquisition date fair value adjustment for inventory. We also recorded costs of $2 million in Interest expense related to costs associated with the Delayed Draw Term Loan Credit Agreement (the 2024 DDTL Credit Agreement) used to fund the acquisition. The aggregate impact was $95 million, $81 million after tax, or $.27 per share. Year-to-date in 2024, we incurred $114 million of costs associated with the acquisition, of which $16 million was recorded in Restructuring charges, $39 million in Administrative expenses, $35 million in Other expenses / (income), $2 million in Marketing and selling expenses, $2 million in Research and development expenses, $18 million in Cost of products sold and $2 million in Interest expense. The aggregate after-tax impact was $98 million, or $.33 per share;
•In the third quarter of 2024, we recognized gains in Cost of products sold of $13 million ($10 million after tax, or $.03 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. Year-to-date in 2024, we recognized gains in Cost of products sold of $5 million ($4 million after tax, or $.01 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. In the third quarter of 2023, we recognized losses in Cost of products sold of $9 million ($7 million after tax, or $.02 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. Year-to-date in 2023, we recognized losses in Cost of products sold of $9 million ($7 million after tax, or $.02 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges;
•In the third quarter of 2024, we recorded accelerated amortization expense in Other expenses / (income) of $6 million ($5 million after tax, or $.02 per share) related to customer relationship intangible assets due to the loss of certain contract manufacturing customers, which began in the fourth quarter of 2023. Year-to-date in 2024, we recorded accelerated amortization expense in Other expenses / (income) of $20 million ($15 million after tax, or $.05 per share) related to customer relationship intangible assets;
•Year-to-date in 2024, we recorded pre- and after-tax litigation expenses in Administrative expenses of $3 million ($.01 per share) related to the Plum baby food and snacks business (Plum), which was divested on May 3, 2021;
•Year-to-date in 2024, we recorded costs of $2 million in Cost of products sold and $1 million in Administrative expenses (aggregate impact of $2 million after tax, or $.01 per share) related to a cybersecurity incident that was identified in the fourth quarter of 2023; and

•In the third quarter of 2023, we recognized actuarial losses in Other expenses / (income) of $17 million ($13 million after tax, or $.04 per share). Year-to-date in 2023, we recognized actuarial losses in Other expenses / (income) of $26 million ($20 million after tax, or $.07 per share). The actuarial losses related to interim remeasurements of certain U.S. pension plans due to lump sum distributions that exceeded or were expected to exceed service and interest costs resulting in settlement accounting for the plans.
The items impacting comparability are summarized below:

	Three Months Ended
	April 28, 2024		April 30, 2023
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$133	$.44	$160	$.53

Costs associated with cost savings and optimization initiatives	$(15)	$(.05)	$(24)	$(.08)
Costs associated with acquisition	(81)	(.27)	—	—
Commodity mark-to-market gains (losses)	10	.03	(7)	(.02)
Accelerated amortization	(5)	(.02)	—	—
Pension actuarial losses	—	—	(13)	(.04)
Impact of items on Net earnings(1)	$(91)	$(.30)	$(44)	$(.15)
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.

	Nine Months Ended
	April 28, 2024		April 30, 2023
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$570	$1.91	$689	$2.29

Costs associated with cost savings and optimization initiatives	$(52)	$(.17)	$(37)	$(.12)
Costs associated with acquisition	(98)	(.33)	—	—
Commodity mark-to-market gains (losses)	4	.01	(7)	(.02)
Accelerated amortization	(15)	(.05)	—	—
Plum litigation expenses	(3)	(.01)	—	—
Cybersecurity incident costs	(2)	(.01)	—	—
Pension actuarial losses	—	—	(20)	(.07)
Impact of items on Net earnings	$(166)	$(.56)	$(64)	$(.21)
Net earnings attributable to Campbell Soup Company were $133 million ($.44 per share) in the current quarter, compared to $160 million ($.53 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings increased primarily due to improved gross profit, partially offset by higher interest expense.
Net earnings attributable to Campbell Soup Company were $570 million ($1.91 per share) in the nine-month period this year, compared to $689 million ($2.29 per share) in the year-ago period. After adjusting for items impacting comparability, earnings decreased reflecting higher marketing and selling expenses, higher interest expense, higher other expenses and higher research and development expenses, partially offset by improved gross profit. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding.

THIRD-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	April 28, 2024	April 30, 2023	May 1, 2022	% Change 2024/2023	Two-Year CAGR %
Meals & Beverages	$1,272	$1,108	$1,131	15	6
Snacks	1,097	1,121	999	(2)	5
	$2,369	$2,229	$2,130	6	5

An analysis of percent change of net sales by reportable segment follows:

2024 versus 2023	Meals & Beverages	Snacks	Total(2)
Volume/mix	1%	(1)%	—%
Net price realization(1)	(1)	—	—
Divestiture	—	(1)	(1)
Acquisition	15	—	7
	15%	(2)%	6%
__________________________________________
(1)Includes revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales increased 15%, primarily due to a 15-point benefit from the acquisition of Sovos Brands. Favorable volume/mix was offset by lower net price realization. Excluding the benefit from the acquisition of Sovos Brands, sales were comparable as gains in foodservice were offset by declines in U.S. retail products. Within U.S. retail products, declines in beverages and Campbell's pasta and Swanson canned poultry were partially offset by gains in Prego pasta sauces and U.S. soup. Sales of U.S. soup increased 2% primarily due to an increase in broth, partially offset by decreases in ready-to-serve soups and condensed soups. On a two-year CAGR basis, net sales increased 6%, including the impact of the acquisition.
In Snacks, sales decreased 2%. Excluding the impact from the divestiture of the Emerald nuts business, sales decreased driven by declines in third-party partner brands, contract manufacturing, frozen products and fresh bakery, partially offset by sales of our power brands, which increased 2%. Sales of power brands were driven by increases in cookies and crackers, primarily Goldfish crackers, and in salty snacks. Sales were impacted by volume/mix declines and neutral net price realization. On a two-year CAGR basis, net sales increased 5%.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $64 million in 2024 from 2023. As a percent of sales, gross profit was 30.9% in 2024 and 30.0% in 2023.
The 90 basis-point increase in gross profit margin was due to the following factors:

Margin Impact
Productivity improvements	250
Lower costs associated with cost savings initiatives	40
Volume/mix(1)	20
Cost inflation, supply chain costs and other factors(2)	(100)
Impact of acquisition(3)	(100)
Net price realization	(20)
90
__________________________________________
(1)Includes the impact of operating leverage.
(2)Includes a 90 basis-point positive impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges and an estimated positive margin impact of 50 basis points from the benefit of cost savings initiatives, which were more than offset by cost inflation and other factors.

(3)Includes a negative margin impact of 70 basis points from a Sovos Brands acquisition date fair value adjustment for inventory.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 8.7% in 2024 and 2023. Marketing and selling expenses increased 6% in 2024 from 2023. The increase was primarily due to the impact of the acquisition (approximately 7 points) and higher costs associated with costs savings and optimization initiatives (approximately 3 points), partially offset by lower advertising and consumer promotion expense (approximately 2 points) driven by Meals & Beverages and lower incentive compensation (approximately 2 points).
Administrative Expenses
Administrative expenses as a percent of sales were 8.8% in 2024 compared to 7.5% in 2023. Administrative expenses increased 25% in 2024 from 2023. The increase was primarily due to costs associated with the acquisition (approximately 23 points), higher general administrative costs and inflation (approximately 7 points) and the impact of the acquisition (approximately 3 points), partially offset by increased benefits from cost savings initiatives (approximately 5 points) and lower incentive compensation (approximately 3 points).
Other Expenses / (Income)
Other expenses were $30 million in 2024 compared to other expenses of $23 million in 2023. Other expenses in 2024 included costs associated with the acquisition of $16 million and accelerated amortization expense of $6 million. Other expenses in 2023 included pension actuarial losses of $17 million. Excluding these amounts, the remaining change was primarily due to higher net periodic pension and postretirement benefit income in the prior year.
Operating Earnings
Segment operating earnings increased 10% in 2024 from 2023.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	April 28, 2024	April 30, 2023	% Change
Meals & Beverages	$229	$182	26
Snacks	167	179	(7)
	396	361	10
Corporate income (expense)	(135)	(101)
Restructuring charges(1)	(13)	(6)
Earnings before interest and taxes	$248	$254
__________________________________________
(1)See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages increased 26%. The increase was primarily due to the benefit of the acquisition of Sovos Brands, higher gross profit and lower marketing and selling expenses. Gross profit margin increased due to supply chain productivity improvements, favorable volume/mix and benefits from cost savings initiatives, partially offset by higher cost inflation and other supply chain costs, unfavorable net price realization and the dilutive impact of the acquisition.
Operating earnings from Snacks decreased 7%. The decrease was primarily due to lower gross profit. Gross profit margin decreased due to higher cost inflation and other supply chain costs as well as unfavorable volume/mix, partially offset by supply chain productivity improvements and the benefits from cost savings initiatives.
Corporate expense in 2024 included the following:
•$77 million of costs associated with the acquisition of Sovos Brands;
•costs of $23 million related to costs savings and optimization initiatives;
•$6 million of accelerated amortization expense; and
•$13 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges.
Corporate expense in 2023 included the following:
•costs of $27 million related to cost savings initiatives;
•$17 million of pension actuarial losses; and
•$9 million of unrealized mark-to-market losses on outstanding undesignated commodity hedges.

Excluding these amounts, the remaining decrease was due to lower general and administrative expenses.
Interest Expense
Interest expense of $70 million in 2024 increased from $47 million in 2023 primarily due to higher levels of debt to fund the acquisition.
Taxes on Earnings
The effective tax rate was 26.9% in 2024 and 23.1% in 2023. The increase in the effective tax rate was primarily due to nondeductible costs associated with the acquisition.
NINE-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Nine Months Ended
(Millions)	April 28, 2024	April 30, 2023	May 1, 2022	% Change 2024/2023	Two-Year CAGR %
Meals & Beverages	$4,058	$3,971	$3,672	2	5
Snacks	3,285	3,318	2,903	(1)	6
	$7,343	$7,289	$6,575	1	6
An analysis of percent change of net sales by reportable segment follows:

2024 versus 2023	Meals & Beverages	Snacks(2)	Total
Volume/mix	(3)%	(2)%	(2)%
Net price realization(1)	1	3	2
Divestiture	—	(1)	(1)
Acquisition	4	—	2
	2%	(1)%	1%
__________________________________________
(1)Includes revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales increased 2% reflecting a 4-point benefit from the acquisition of Sovos Brands. Volume/mix declines were partially offset by favorable net price realization. Excluding the benefit from the acquisition, sales decreased primarily due to declines in U.S. retail products, including U.S. soup and beverages, partially offset by gains in foodservice and Canada. Sales of U.S. soup decreased 3% primarily due to decreases in ready-to-serve soups and condensed soups, partially offset by an increase in broth. On a two-year CAGR basis, sales increased 5%, including the impact of the acquisition.
In Snacks, sales decreased 1%. Excluding the impact from the divestiture of the Emerald nuts business, sales were comparable as sales of our power brands, which increased 4%, were offset by declines in sales of third-party partner brands, fresh bakery and contract manufacturing. Sales of power brands were driven by increases in cookies and crackers, primarily Goldfish crackers and Lance sandwich crackers, and in salty snacks. Sales benefited from favorable net price realization, partially offset by volume/mix declines. On a two-year CAGR basis, sales increased 6%.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $35 million in 2024 from 2023. As a percent of sales, gross profit was 31.3% in 2024 and 31.0% in 2023.

The 30 basis-point increase in gross profit margin was due to the following factors:

Margin Impact
Productivity improvements	230
Net price realization	110
Lower costs associated with cost savings initiatives	20
Cost inflation, supply chain costs and other factors(1)	(300)
Impact of acquisition(2)	(20)
Volume/mix(3)	(10)
30
__________________________________________
(1)Includes an estimated positive margin impact of 30 basis points from the benefit of cost savings initiatives and a 20 basis-point positive impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges, which were more than offset by cost inflation and other factors, including a 10 basis-point negative impact from a cybersecurity incident.
(2)Reflects the Sovos Brands acquisition date fair value adjustment for inventory.
(3)Includes the impact of operating leverage.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 8.8% in 2024 and 8.4% in 2023. Marketing and selling expenses increased 5% in 2024 from 2023. The increase was primarily due to the impact of the acquisition (approximately 2 points), higher selling expenses (approximately 2 points), higher costs related to cost savings and optimization initiatives (approximately 1 point) and higher other marketing expenses (approximately 1 point), partially offset by lower advertising and consumer promotion expense (approximately 1 point) driven by Meals & Beverages, and lower incentive compensation (approximately 1 point).
Administrative Expenses
Administrative expenses as a percent of sales were 7.6% in 2024 compared to 6.7% in 2023. Administrative expenses increased 14% in 2024 from 2023. The increase was primarily due to costs associated with the acquisition (approximately 8 points), higher costs related to cost savings initiatives (approximately 5 points), higher general administrative costs and inflation (approximately 5 points), and the impact of the acquisition (approximately 1 point), partially offset by increased benefits from cost savings initiatives (approximately 5 points).
Other Expenses / (Income)
Other expenses were $80 million in 2024 compared to other expenses of $41 million in 2023. Other expenses in 2024 included costs associated with the acquisition of $35 million and accelerated amortization expense of $20 million. Other expenses in 2023 included pension actuarial losses of $26 million. Excluding these amounts, the remaining change was primarily due to higher net periodic pension and postretirement benefit income in the prior year.
Operating Earnings
Segment operating earnings increased 1% in 2024 from 2023.
An analysis of operating earnings by segment follows:

	Nine Months Ended
(Millions)	April 28, 2024	April 30, 2023	% Change
Meals & Beverages	$763	$762	—
Snacks	489	482	1
	1,252	1,244	1
Corporate income (expense)	(312)	(189)
Restructuring charges(1)	(17)	(15)
Earnings before interest and taxes	$923	$1,040
__________________________________________
(1)See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages were comparable with prior year due to lower gross profit offset by the benefit of the acquisition of Sovos Brands and lower marketing and selling expenses. Gross profit margin decreased due to higher cost inflation and other supply chain costs and the dilutive impact of the acquisition, partially offset by supply chain productivity improvements, favorable net price realization, favorable volume/mix and the benefits of cost savings initiatives.
Operating earnings from Snacks increased 1%. The increase was primarily due to higher gross profit, partially offset by higher marketing and selling expenses. Gross profit margin increased due to supply chain productivity improvements, favorable net price realization, benefits from cost savings initiatives and favorable volume/mix more than offsetting higher cost inflation and other supply chain costs.
Corporate expense in 2024 included the following:
•$96 million of costs associated with the acquisition of Sovos Brands;
•costs of $68 million related to costs savings initiatives;
•$20 million of accelerated amortization expense;
•$3 million of Plum litigation expenses;
•$3 million of costs associated with a cybersecurity incident; and
•$5 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges.
Corporate expense in 2023 included the following:
•costs of $35 million related to cost savings initiatives;
•$26 million of pension actuarial losses; and
•$9 million.of unrealized mark-to-market losses on outstanding undesignated commodity hedges.
Excluding these amounts, the remaining increase was primarily due to higher net periodic pension and postretirement benefit income in the prior year, partially offset by lower general and administrative expenses.
Interest Expense
Interest expense of $165 million in 2024 increased from $139 million in 2023 primarily due to higher levels of debt to fund the acquisition.
Taxes on Earnings
The effective tax rate was 25.3% in 2024 and 23.7% in 2023. The increase in the effective tax rate was primarily due to nondeductible costs associated with the acquisition.
Restructuring Charges, Cost Savings Initiatives and Other Optimization Initiatives
Multi-year Cost Savings Initiatives and Snyder's-Lance, Inc. (Snyder's-Lance) Cost Transformation Program and Integration
Continuing Operations
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
A summary of the pre-tax charges recognized in the Consolidated Statements of Earnings related to these initiatives is as follows:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023	Recognized as of April 28, 2024
Restructuring charges	$(3)	$6	$1	$15	$281
Administrative expenses	13	13	47	21	430
Cost of products sold	3	12	9	12	111
Marketing and selling expenses	1	—	4	—	23
Research and development expenses	1	2	3	2	10
Total pre-tax charges	$15	$33	$64	$50	$855

Aggregate after-tax impact	$11	$24	$48	$37
Per share impact	$.04	$.08	$.16	$.12
A summary of the pre-tax costs associated with these initiatives is as follows:

(Millions)	Recognized as of April 28, 2024
Severance pay and benefits	$241
Asset impairment/accelerated depreciation	124
Implementation costs and other related costs	490
Total	$855
The total estimated pre-tax costs for actions that have been identified are approximately $905 million to $930 million and we expect to incur substantially all of the costs through 2025. These estimates will be updated as the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of the following: approximately $250 million to $255 million in severance pay and benefits; approximately $140 million in asset impairment and accelerated depreciation; and approximately $515 million to $535 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 33%; Snacks - approximately 43%; and Corporate - approximately 24%.
Of the aggregate $905 million to $930 million of pre-tax costs identified to date, we expect approximately $725 million to $750 million will be cash expenditures. In addition, we expect to invest approximately $705 million in capital expenditures, of which we invested $508 million as of April 28, 2024. We expect to invest in substantially all of the capital expenditures through 2025. The capital expenditures primarily relate to optimization of production within our Meals & Beverages manufacturing network, a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, optimization of information technology infrastructure and applications, enhancements to our headquarters in Camden, New Jersey, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives, once all phases are implemented, to generate annual ongoing savings of approximately $1 billion by the end of 2025. As of April 28, 2024, we have generated total program-to-date pre-tax savings of $940 million.

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	April 28, 2024
(Millions)	Three Months Ended	Nine Months Ended	Costs Incurred to Date
Meals & Beverages	$7	$16	$267
Snacks	—	30	375
Corporate	8	18	213
Total	$15	$64	$855
Other Optimization Initiatives
In the second quarter of 2024, we began implementation of a new initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. Pursuant to this initiative we will purchase certain Pepperidge Farm and Snyder's-Lance routes where there are opportunities to unlock greater scale in select markets, combine them and sell the combined routes to independent contractor distributors. We expect to execute this program in a staggered rollout and to incur expenses of up to approximately $115 million through 2029. In the three-month period ended April 28, 2024, we incurred $5 million in Marketing and selling expenses related to this initiative.
Sovos Brands Integration Initiatives
On March 12, 2024, we completed the acquisition of Sovos Brands. See Note 3 for additional information. We have identified opportunities for cost synergies as we integrate Sovos Brands. Cost estimates to achieve the synergies are continuing to be developed. The total expected pre-tax costs and timing of when we expect to incur those costs, as well as the expected future cash expenditures, will be updated as detailed plans are developed. We expect the pre-tax costs to be associated primarily with the Meals & Beverages segment.
In the three-month period ended April 28, 2024, we recorded Restructuring charges of $16 million of severance pay and benefits related to initiatives to achieve the synergies.
We expect the initiatives, once all phases are implemented, to generate annual ongoing savings of approximately $50 million by the end of 2026. As of April 28, 2024, we have generated pre-tax savings of $3 million.
Segment operating results do not include restructuring charges, nor implementation and integration costs because we evaluate segment performance excluding such charges. The costs incurred in the three-month period ended April 28, 2024 were associated with the Meals & Beverages segment.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We generated cash flows from operations of $897 million in 2024, compared to $918 million in 2023. The decline in 2024 was primarily due to costs associated with the acquisition.
We had negative working capital of $1.318 billion as of April 28, 2024, and $161 million as of July 30, 2023. Current assets were less than current liabilities, which included debt maturing in one year, due to a focus on lowering core working capital requirements. Total debt maturing within one year was $1.427 billion as of April 28, 2024, and $191 million as of July 30, 2023. We have $1.15 billion aggregate principal amount of senior notes maturing in March 2025 that we expect to repay and/or refinance using available sources, which may include cash on hand, accessing the capital markets, commercial paper and/or revolving credit facility.
As part of our focus to lower core working capital requirements, we have worked with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Amounts outstanding under these programs, which are included in Accounts payable on the Consolidated Balance Sheets, were approximately $260 million at April 28, 2024 and July 30, 2023.

On March 12, 2024, we completed the acquisition of Sovos Brands. Cash consideration was $2.857 billion. The acquisition was funded through the 2024 DDTL Credit Agreement of $2 billion and cash on hand.
Capital expenditures were $376 million in 2024 and $257 million in 2023. Capital expenditures are expected to total approximately $500 million in 2024. Capital expenditures in the first nine months of 2024 included chip and cracker capacity expansion for our Snacks business, upgrades of assets across both segments of the business, enhancements to our headquarters in Camden, New Jersey and network optimization for our Meals & Beverages business.
In Snacks, we have a direct-store-delivery distribution model that uses independent contractor distributors. From time to time, we purchase and sell routes. The purchase and sale proceeds of the routes are reflected in investing activities.
Dividend payments were $334 million in 2024 and $336 million in 2023. The regular quarterly dividend paid on our capital stock was $.37 per share in both the third quarter of 2024 and 2023. On February 28, 2024, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on April 29, 2024 to shareholders of record at the close of business on April 4, 2024. On May 13, 2024, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on July 29, 2024 to shareholders of record at the close of business on July 3, 2024.
In June 2021, the Board authorized an anti-dilutive share repurchase program of up to $250 million (June 2021 program) to offset the impact of dilution from shares issued under our stock compensation programs. The June 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the anti-dilutive program may be made in open-market or privately negotiated transactions. In September 2021, the Board approved a strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. We repurchased 1.08 million shares at a cost of $46 million in 2024 pursuant to our June 2021 program. As of April 28, 2024, approximately $58 million remained available under the June 2021 program and approximately $301 million remained available under the September 2021 program. We repurchased 2.692 million shares at a cost of $141 million in 2023. See Note 14 to the Consolidated Financial Statements and “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
On October 10, 2023, we entered into the 2024 DDTL Credit Agreement totaling up to $2 billion scheduled to mature on October 8, 2024. Loans under the 2024 DDTL Credit Agreement bear interest at the rates specified in the 2024 DDTL Credit Agreement, which vary based on the type of loan and certain other conditions. The 2024 DDTL Credit Agreement contains customary representations and warranties, affirmative and negative covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the 2024 DDTL Credit Agreement) of not less than 3.25:1.00, and events of default for credit facilities of this type. The proceeds of the loans under the 2024 DDTL Credit Agreement could only be used in connection with the acquisition of Sovos Brands and the payment of fees and expenses incurred in connection therewith. On March 12, 2024, we borrowed $2 billion under the 2024 DDTL Credit Agreement and used the proceeds in order to fund the acquisition of Sovos Brands, along with the fees and expenses incurred in connection therewith.
In August 2023, we filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement we may issue debt securities from time to time, depending on market conditions. On March 19, 2024, pursuant to the registration statement, we issued senior unsecured notes of $2.5 billion, consisting of:
•$400 million aggregate principal amount of notes bearing interest at a fixed rate of 5.30% per annum, due March 20, 2026, with interest payable semi-annually on each of March 20 and September 20 commencing September 20, 2024;
•$500 million aggregate principal amount of notes bearing interest at a fixed rate of 5.20% per annum, due March 19, 2027, with interest payable semi-annually on each of March 19 and September 19 commencing September 19, 2024;
•$600 million aggregate principal amount of notes bearing interest at a fixed rate of 5.20% per annum, due March 21, 2029, with interest payable semi-annually on each of March 21 and September 21 commencing September 21, 2024; and
•$1 billion aggregate principal amount of notes bearing interest at a fixed rate of 5.40% per annum, due March 21, 2034, with interest payable semi-annually on each of March 21 and September 21 commencing September 21, 2024.

The notes contain customary covenants and events of default. If a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date. We used the net proceeds from the sale of the notes to repay the $2 billion of outstanding borrowings under the 2024 DDTL Credit Agreement used to fund the Sovos Brands acquisition, including fees and expenses in connection therewith, and the remainder of the net proceeds to repay commercial paper.
On April 5, 2024, we repaid $100 million of the $500 million outstanding under our Delayed Draw Term Loan Credit Agreement (the 2022 DDTL Credit Agreement) due November 15, 2025.
As of April 28, 2024, we had $1.427 billion of short-term borrowings due within one year, of which $258 million was comprised of commercial paper borrowings. As of April 28, 2024, we issued $28 million of standby letters of credit.
On April 16, 2024, we terminated our existing revolving credit facility dated September 27, 2021 (as amended on April 4, 2023). On April 16, 2024, we entered into a Five-Year Credit Agreement for an unsecured, senior revolving credit facility (the 2024 Revolving Credit Facility Agreement) in an aggregate principal amount equal to $1.85 billion with a maturity date of April 16, 2029 or such later date as extended pursuant to the terms set forth in the 2024 Revolving Credit Facility Agreement. The 2024 Revolving Credit Facility Agreement remained unused at April 28, 2024, except for $1 million of standby letters of credit that we issued under it. We may increase the 2024 Revolving Credit Facility Agreement commitments up to an additional $500 million, subject to the satisfaction of certain conditions. Loans under the 2024 Revolving Credit Facility Agreement will bear interest at the rates specified in the 2024 Revolving Credit Facility Agreement, which vary based on the type of loan and certain other conditions. The 2024 Revolving Credit Facility Agreement contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense of not less than 3.25:1.00, and customary events of default for credit facilities of this type. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
We are in compliance with the covenants contained in our credit facilities and debt securities.
CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended July 30, 2023 (2023 Annual Report on Form 10-K). The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our 2023 Annual Report on Form 10-K. Our critical accounting estimates are described in Management’s Discussion and Analysis included in the 2023 Annual Report on Form 10‑K.
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
•disruptions in or inefficiencies to our supply chain and/or operations, including reliance on key co-manufacturer and supplier relationships;
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
•negative changes and volatility in financial and credit markets, deteriorating economic conditions and other external factors, including changes in laws and regulations; and
•unforeseen business disruptions or other impacts due to political instability, civil disobedience, geopolitical conflicts, extreme weather conditions, natural disasters, pandemics or other outbreaks of disease or other calamities.
This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our outlook. We disclaim any obligation or intent to update forward-looking statements made by us in order to reflect new information, events or circumstances after the date they are made.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
For information regarding our exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in the 2023 Annual Report on Form 10-K. During the nine-month period ended April 28, 2024, we entered into forward starting interest rate swaps accounted for as cash-flow hedges with a notional value of $1.1 billion related to an anticipated issuance of debt. In March 2024, we settled these forward starting swaps at a loss of $11 million. The loss on these instruments was recorded in other comprehensive income (loss) and will be recognized as additional interest expense over the 10-year, 5-year, and 3-year lives of the debt issued in March 2024. There were no forward starting interest rate swaps or treasury lock contracts outstanding as of April 28, 2024 and July 30, 2023.

Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 28, 2024 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
b.Changes in Internal Control
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are likely to materially affect, such internal control over financial reporting during the quarter ended April 28, 2024, except as noted below.
On March 12, 2024, we completed the acquisition of Sovos Brands. See Note 3 to the Consolidated Financial Statements for additional information. In connection with the integration of Sovos Brands, we are in the process of analyzing and evaluating our internal controls over financial reporting. This process may result in additions or changes to our internal control over financial reporting.
We will exclude Sovos Brands' operations from the scope of our annual assessment of the effectiveness of internal control over financial reporting for the year ending July 28, 2024 in accordance with the Securities and Exchange Commission guidance. Such guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 16 to the Consolidated Financial Statements and incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity in the three months ended April 28, 2024 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
1/29/24 - 2/29/24	—	$—	—	$376
3/1/24 - 3/29/24	113,408	$44.06	113,408	$370
4/1/24-4/26/24	259,524	$43.88	259,524	$359
Total	372,932	$43.93	372,932	$359
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

Item 5. Other Information
During the quarter ended April 28, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" in accordance with Item 408 of Regulation S-K of the Securities Act.
Item 6. Exhibits
The Index to Exhibits, which immediately precedes the signature page, is incorporated by reference into this Report.
INDEX TO EXHIBITS

4.1	Form of 2026 Note, incorporated by reference to Exhibit 4.3.1 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed on March 21, 2024.
4.2	Form of 2027 Note, incorporated by reference to Exhibit 4.3.2 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed on March 21, 2024.
4.3	Form of 2029 Note, incorporated by reference to Exhibit 4.3.3 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed on March 21, 2024.
4.4	Form of 2034 Note, incorporated by reference to Exhibit 4.3.4 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed on March 21, 2024.
10.1
Five-Year Credit Agreement, dated April 16, 2024, by and among Campbell Soup Company, the Eligible Subsidiaries party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein, incorporated by reference to Exhibit 10 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed on April 16, 2024.

10.2*	Form of Amended and Restated Change in Control Severance Protection Agreement.
31.1	Certification of Mark A. Clouse pursuant to Rule 13a-14(a).

31.2	Certification of Carrie L. Anderson pursuant to Rule 13a-14(a).

32.1	Certification of Mark A. Clouse pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Carrie L. Anderson pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Extension Definition Linkbase Document.

101.LAB	Inline XBRL Extension Label Linkbase Document.

101.PRE	Inline XBRL Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).
* This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
June 5, 2024

CAMPBELL SOUP COMPANY

By:	/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Senior Vice President and Controller