Form 10-K
period 2024-07-28
CAMPBELL SOUP CO
filed 2024-09-19
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
_________________________________________________________________________________

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 28, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to __________________

Commission File Number: 1-3822
CAMPBELL SOUP COMPANY
(Exact name of registrant as specified in its charter)

New Jersey	21-0419870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Campbell Place
Camden, New Jersey 08103-1799
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (856) 342-4800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Capital Stock, par value $.0375	CPB	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Based on the closing price on the New York Stock Exchange on January 26, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $8,534,595,281. There were 298,105,916 shares of capital stock outstanding as of September 11, 2024.
Documents Incorporated by Reference
Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III.

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
On August 26, 2024, we completed the sale of our Pop Secret popcorn business. For additional information on the divestiture, see Note 21 to the Consolidated Financial Statements.
Our operations, including reportable segments, are described below. Our locations, including manufacturing facilities, within each reporting segment are described in Item 2. Properties.
Reportable Segments
Our reportable segments are:
•Meals & Beverages, which consists of our soup, simple meals and beverages products in retail and foodservice in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; V8 juices and beverages; Campbell’s tomato juice; and as of March 12, 2024, Rao's pasta sauces, dry pasta, frozen entrées, frozen pizza and soups; Michael Angelo's frozen entrées and pasta sauces; and noosa yogurts. The segment also includes snacking products in foodservice and Canada; and
•Snacks, which consists of Pepperidge Farm cookies*, crackers, fresh bakery and frozen products, including Goldfish crackers*, Snyder’s of Hanover pretzels*, Lance sandwich crackers*, Cape Cod potato chips*, Kettle Brand potato chips*, Late July snacks*, Snack Factory pretzel crisps*, and other snacking products in retail in the U.S. We refer to the * brands as our "power brands." The segment includes the retail business in Latin America. The segment included the results of our Emerald nuts business, which was sold on May 30, 2023 and our Pop Secret popcorn business, which was sold on August 26, 2024.
See Note 7 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding our reportable segments.
Ingredients and Packaging
The ingredients and packaging materials required for the manufacture of our food and beverage products are purchased from various suppliers, substantially all of which are located in North America. During 2024, we experienced moderately elevated commodity and supply chain costs including the costs of labor, raw materials, energy, fuel, packaging materials and other inputs necessary for the production and distribution of our products. In addition, many of these items are subject to price fluctuations from a number of factors, including but not limited to climate change, changes in crop size, cattle cycles, herd and flock disease, crop disease, crop pests, product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, supplier capacities, government-sponsored agricultural programs and other government policy, import and export requirements (including tariffs), drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients, pandemics or other local or global health issues, geopolitical conflicts, environmental and other sustainability regulations and other factors that may be beyond our control. To help reduce some of this price volatility, we use a combination of purchase orders, short- and long-term contracts, inventory management practices and various commodity risk management tools for most of our ingredients and packaging. Ingredient inventories are generally at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only during certain seasons, we make commitments for the purchase of such ingredients in their respective seasons. We are unable to predict the impact of our ability to source these ingredients and packaging materials in the future, and certain supply pressures may continue throughout 2025. We expect input cost inflation in 2025 to remain at similar levels as 2024, as we continue to see improvement across certain ingredients and packaging materials; however, we could experience unexpectedly high input cost inflation in various categories.
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
Our five largest customers accounted for approximately 47% of our consolidated net sales in 2024, 2023, and 2022. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 22% of our consolidated net sales in 2024, 2023, and 2022. Both of our reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates. No other customer accounted for 10% or more of our consolidated net sales.
Trademarks and Technology
As of September 11, 2024, we owned over 3,000 trademark registrations and applications in over 150 countries. We believe our trademarks are of material importance to our business. Although the laws vary by jurisdiction, trademarks generally remain valid and can be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and they have not become generic. We believe that our principal brands, including Campbell's, Cape Cod, Chunky, Goldfish, Kettle Brand, Lance, Late July, Milano, Pace, Pacific Foods, Pepperidge Farm, Prego, Rao's, Snack Factory, Snyder's of Hanover, Spaghettios, Swanson, and V8, are protected by trademark law in the major markets where they are used.
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
Capital Expenditures
During 2024, our aggregate capital expenditures were $517 million. We expect to spend approximately $530 million for capital projects in 2025. Major capital projects based on planned spend in 2025 include network optimization for our Meals & Beverages business, finalization of capacity projects for our Snacks business, enhancements to our headquarters in Camden, New Jersey, implementation of our existing SAP enterprise-resource planning system for Sovos Brands and network wastewater initiatives. We estimate that approximately $25 million of the capital expenditures anticipated during 2025 will be for the initial phase of upgrades to our Napoleon, Ohio wastewater treatment facility, with another $20 million for other network wastewater initiatives.
Government Regulation
The manufacture and sale of consumer food products is highly regulated. In the U.S., our activities are subject to regulation by various federal government agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission, the Department of Labor, the Department of Commerce, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as various state and local agencies. Our business is also regulated by similar agencies outside of the U.S. Additionally, we are subject to packaging and labeling regulations, data privacy and security regulations, tax and securities regulations, import regulations, accounting and reporting standards, and other financial laws and regulations. We believe that we are in compliance with current laws and regulations in all material respects and do not expect that continued compliance with such laws and regulations will have a material effect on capital expenditures, earnings or our competitive position.
Environmental Matters
Of our $517 million in capital expenditures made during 2024, approximately $15 million were for compliance with environmental laws and regulations in the U.S. We further estimate that approximately $25 million of the capital expenditures anticipated during 2025 will be for upgrades to our Napoleon, Ohio wastewater treatment facility, with another approximately $20 million for other network wastewater initiatives. Additionally, we anticipate spending approximately $10 million for compliance with U.S. environmental laws and regulations during 2025. We believe that the continued compliance with existing environmental laws and regulations (both within the U.S. and elsewhere) will not have a material effect on capital expenditures, earnings or our competitive position. In addition, we continue to monitor existing and pending environmental laws and regulations within the U.S. and elsewhere relating to climate change and greenhouse gas emissions. While the impact of these laws and regulations cannot be predicted with certainty, we do not believe that compliance with these laws and regulations will have a material effect on capital expenditures, earnings or our competitive position. See Note 18 to the Consolidated Financial Statements for additional information regarding certain environmental matters.
Seasonality
Demand for soup products is seasonal, with the fall and winter months usually accounting for the highest sales volume. Demand for our other products is generally evenly distributed throughout the year.
Human Capital Management
One of the five areas of our strategic framework is to build a Top Team. To do this, we are committed to building a company where everyone can be real, and feel safe, valued and supported to do their best work. We believe that our employees are the driving force behind our success and prioritize attracting, developing and retaining diverse, world-class talent and creating an inclusive culture that embodies our purpose: Connecting people through food they love. We have recently completed our plan to bring together all of our corporate team members from our Snacks offices in Charlotte, North Carolina and Norwalk, Connecticut to our headquarters in Camden, New Jersey. This move has helped to foster closer collaboration and enhance decision-making, thereby improving our ability to execute our business strategy. We have established a new Employee Value Proposition, Make history with Campbell’s, to enhance our focus on building a winning team and culture. On July 28, 2024, we had approximately 14,400 full-time and part-time employees.
Training, Development and Engagement
We invest in our employees through training and development programs. We have partnered with leading online content experts and increased internal learning development to expand our catalog of courses and support our culture of continuous learning. A suite of training and education programs are available to employees ranging from role-specific training to education on soft skills to assist them with enhancing their careers through continuous learning. Through objective-setting, individual development plans, learning opportunities, feedback and coaching, employees are encouraged to continue their professional growth. Our education programs allow employees to focus on timely and topical development areas including leadership, management excellence, functional capabilities and inclusion and diversity. We communicate frequently and transparently with our employees through regular company-wide and business unit check-ins, and we conduct employee engagement surveys that provide our employees with an opportunity to share anonymous feedback with management in a variety of areas including confidence in leadership, growth and career opportunities, alignment of work and overall engagement. These surveys allow our leaders to develop action plans for their business units as well as the broader organization. In addition, in 2024, we launched a new initiative, Campbell’s Way of Leadership, to help our employees develop leadership skills and drive the growth of our business. As of July 28, 2024, we have trained approximately 50% of our supervisory and management population in Campbell’s Way of Leadership programs.
Our Campbell Employee Experience enhances the foundational moments that are key to an employee's career at our company - from the candidate experience and onboarding through career advancement - to help our employees thrive at work, with the goal of building an inclusive, engaging and high-performing culture.
Inclusion and Diversity
A key to our success is our ability to attract and retain top talent in all areas of our business. We believe that having an inclusive and diverse culture strengthens our ability to recruit and develop this talent and allows employees to thrive and succeed.
Our inclusion and diversity (I&D) efforts are focused around three pillars:
•Capabilities - providing resources and tools to employees to develop capabilities to build a winning team and culture;
•Advocacy - supporting our employees, our partners and the communities where we live and work; and

•Accountability - having individual, management and organizational accountability and transparency about our progress on building an inclusive and diverse culture.
Each pillar has focus areas and initiatives designed to further its objectives. Together, these activities create a holistic approach to I&D across the company. To support these pillars, we have developed strategies focused on building a pipeline of diverse talent through expanded recruitment efforts, I&D learning opportunities, internal talent development and leveraging our employee resource groups. Throughout 2024 the board of directors received regular updates from management on our I&D efforts.
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
We provide a workplace that develops, supports and motivates our people. Our Resources for Living program provides information, education tools and resources to help support our employees' physical, financial, social and emotional well-being. As part of this focus on well-being, we emphasize the need for our employees to embrace healthy lifestyles and we offer a variety of wellness education opportunities for our employees. We continue to modernize our workspaces and have a hybrid work policy to allow office-based employees to work remotely several days per week.
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
Websites
Our primary corporate website can be found at www.campbellsoupcompany.com. We make available free of charge at the Investors portion of this website (under the "Financials—SEC Filings" caption) all of our reports (including amendments) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.
All websites appearing in this Annual Report on Form 10-K are inactive textual references only, and the information in, or accessible through, such websites is not incorporated into this Annual Report on Form 10-K, or into any of our other filings with the Securities and Exchange Commission.
Item 1A. Risk Factors
In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could have a material adverse affect on our business, financial condition and results of operations. Although the risks are organized and described separately, many of the risks are interrelated. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.
Business and Operational Risks
We may not be able to increase prices or sustain price increases to fully offset inflationary pressures on costs, such as raw and packaging materials, labor and distribution costs.
As a manufacturer of food and beverage products, we rely on plant labor, distribution resources and raw and packaging materials including tomatoes, tomato paste, grains, beef, poultry, dairy, olive oil, vegetable oil, wheat, potatoes and other vegetables, steel, aluminum, glass, paper and resin. During 2024, we experienced moderately elevated commodity and supply chain costs including the costs of labor, raw materials, energy, fuel, packaging materials and other inputs necessary for the production and distribution of our products. We expect input cost inflation in 2025 to remain at similar levels as 2024, as we continue to see improvement across certain ingredients and packaging materials; however, we could experience unexpectedly high input cost inflation in various categories and in other areas of persistent inflation, such as labor and distribution costs, and we expect modestly elevated levels of inflation to continue into 2025. In addition, many of these items are subject to price fluctuations from a number of factors, including but not limited to changes in crop size, cattle cycles, herd and flock disease, crop disease, crop pests, product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, supplier capacities, government-sponsored agricultural programs and other government policy, import and export requirements (including tariffs), drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients, pandemics or other local or global health issues, geopolitical conflicts, environmental and other sustainability regulations and other factors that may be beyond our control.
We try to mitigate some or all cost increases through increases in the selling prices of, or decreases in the packaging sizes of, some of our products. Higher product prices or smaller packaging sizes may result in reductions in sales volume. Consumers may be less willing to pay a price differential for our branded products and may increasingly purchase private label or other lower-priced offerings, or may forego some purchases altogether, during an economic downturn or times of increased inflationary pressure. To the extent that price increases or packaging size decreases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume or a shift in sales mix to private label or other lower-margin offerings, our business results and financial condition may be adversely affected. Furthermore, we may not be able to fully offset any cost increases through productivity initiatives or through our commodity hedging activity.
Disruption to our supply chain could adversely affect our business.
Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing, warehousing or distribution capabilities, or to the capabilities of our suppliers, contract manufacturers, logistics service providers or independent distributors. This damage or disruption could result from execution issues, as well as factors that are hard to predict or beyond our control such as increased temperatures due to climate change, water stress, extreme weather events, natural disasters, product or raw material scarcity, fire, terrorism, pandemics or other local or global health issues, geopolitical conflicts, strikes, labor shortages, cybersecurity breaches, government shutdowns, disruptions in logistics, supplier capacity constraints or other events. Commodity prices continue to be volatile. Production of the agricultural commodities used in our business may also be adversely affected by drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients, crop size, cattle cycles, herd and flock disease, crop disease and crop pests. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business or financial results, particularly in circumstances when a product is sourced from a single supplier or location or produced at a single location. For example, the substantial majority of our Rao’s tomato-based sauce products are produced by a third-party contract manufacturer at a single facility in Italy and the remainder of our Rao’s tomato-based sauce products are produced by a third-party contract manufacturer at a single facility in the U.S. If a dispute arises with such contract manufacturer, or if the contract manufacturer experiences financial, operational or other issues, we may be required to make alternative arrangements to produce Rao’s sauce products, such as assuming manufacturing operations on our own or finding one or more alternative contract manufacturing arrangements, which could be costly or time-consuming. In addition, disputes with significant suppliers, contract manufacturers, logistics service providers or independent distributors, including disputes regarding pricing, performance or production, may also adversely affect our ability to manufacture and/or sell our products, as well as our business or financial results.
Our results may be adversely affected by our inability to complete or realize the projected benefits of acquisitions, divestitures and other strategic transactions. Specifically, the anticipated benefits of the Sovos Brands acquisition may not be fully realized, and we may experience unexpected difficulties or expenses in integrating the Sovos Brands business.
We have historically made strategic acquisitions of brands and businesses and we may undertake additional acquisitions or other strategic transactions in the future. Our ability to meet our objectives with respect to acquisitions and other strategic transactions may depend in part on our ability to identify suitable counterparties, negotiate favorable financial and other contractual terms, obtain all necessary regulatory approvals on the terms expected and complete those transactions. If we are unable to complete acquisitions or successfully integrate and develop acquired businesses, including the effective management of integration activities, we could fail to achieve the anticipated synergies and cost savings, or the expected increases in revenues and operating results. Additional acquisition risks include the diversion of management attention from our existing business, potential loss of key employees, suppliers, or customers from the acquired business, assumption of unknown risks and liabilities, greater than anticipated operating costs of the acquired business, the inability to promptly implement an effective control environment, and risks inherent in entering markets or lines of business with which we have limited or no prior experience. Any of these factors could have a material adverse effect on our financial results.
In particular, on March 12, 2024, we completed the acquisition of Sovos Brands, resulting in the expansion of our portfolio. Achieving the anticipated benefits of the transaction is subject to uncertainties, including whether we integrate in an efficient and effective manner, and general competitive factors in the marketplace. Integrating Sovos Brands will be a complex, time-consuming and expensive process. As a result, we will be required to devote significant management attention and resources to integrating Sovos Brands’ business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the acquisition. Our failure to meet the challenges involved in integrating the business and to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the acquisition, and negatively impact the market price of our common shares.
Specifically, the difficulties or expenses related to the integration, may include:
•diversion of management's attention from ongoing business concerns;
•managing a larger combined business;
•difficulties in the integration of operations and systems, inclusive of internal controls;
•perceived adverse changes in product offerings to customers, whether or not these changes actually occur;
•assumption of unknown risks and liabilities;
•maintaining current contractual relationships with third-party manufacturers;
•the retention of key suppliers and customers of Sovos Brands;
•attracting new business and operational relationships;
•retaining and integrating key employees and maintaining employee morale; and
•unforeseen expenses or delay resulting from integration activities.
There are many factors beyond our control and the control of Sovos Brands that could affect the timing or total amount of integration-related expenses. The failure to effectively address any of these risks, or any other risks related to the integration of Sovos Brands, may adversely affect our business or financial results.
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
Our inability to complete or realize the projected benefits of future acquisitions, divestitures or other strategic transactions may adversely affect our business or financial results.
Deterioration of global macroeconomic conditions, including economic recession or slow growth or periods of higher inflation in key markets may adversely affect consumer spending and demand for our products.
Global macroeconomic conditions can be uncertain and volatile. We have in the past been, and may continue to be, adversely affected by changes in global macroeconomic conditions, including inflation, recession, rising interest rates, consumer spending rates, energy availability and costs, global supply chain challenges, labor shortages, geopolitical conflicts, pandemics or other local or global health issues. Volatility in financial markets and deterioration of global macroeconomic conditions could impact our business and results of operations in a number of ways, including but not limited to, the following:
•higher commodity prices and other increased input costs could continue due to supply chain shortages or supply chain disruptions, which may not be sufficiently mitigated by our current commodity contracts;
•the failure of third parties on which we rely, including but not limited to, those that supply our packaging, ingredients, equipment and other necessary operating materials, contract manufacturers and independent contractors, to meet their obligations to us, or significant disruptions in their ability to do so;
•a shift in consumer spending during periods of economic uncertainty or inflation that could result in consumers purchasing private label or other lower price products;
•a change in demand for or availability of our products, as a result of retailers, distributors, or carriers modifying their inventory, fulfillment or shipping practices;
•a disruption to our distribution capabilities or our distribution channels, including those of our suppliers, contract manufacturers, logistics service providers or independent distributors; and
•future volatility or disruption in the capital and credit markets could negatively impact our liquidity or increase costs of borrowing.

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
We consider our intellectual property rights, particularly our trademarks, to be a significant and valuable aspect of our business. We protect our intellectual property rights through a combination of trademark, patent, copyright and trade secret protection, contractual agreements and policing of third-party misuses of our intellectual property in traditional retail and digital environments. Our failure to obtain or adequately protect our intellectual property, including in response to developing artificial intelligence technologies, or any change in law that lessens or removes the current legal protections of our intellectual property may diminish our competitiveness and adversely affect our business and financial results.
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
We have a number of iconic brands with significant value. Maintaining and continually enhancing the value of these brands is critical to the success of our business. Brand value is primarily based on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products, packaging, waste management, ingredients, or our environmental, social, human capital or governance practices, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us, our brands, products or packaging on social or digital media could seriously damage our brands and reputation. In addition, we might fail to appropriately target our marketing efforts, anticipate consumer preferences, or invest sufficiently in maintaining our brand image. If we do not maintain the favorable perception of our brands, our results could be adversely impacted.
We may be adversely impacted by a disruption, failure or security breach of our information technology systems.
Our information technology systems are critically important to our operations. We rely on our information technology systems (some of which are outsourced to third parties) to manage our data, communications and business processes, including our marketing, sales, manufacturing, procurement, supply chain, customer service, accounting and administrative functions and the importance of such networks and systems has increased due to an increase in our employees working remotely. If we do not obtain and effectively manage the resources and materials necessary to build, sustain and protect appropriate information technology systems, our business or financial results could be adversely impacted. Furthermore, our information technology systems are subject to attack or other security breaches (including the access to or acquisition of customer, consumer, employee or other confidential information), service disruptions or other system failures. If we are unable to prevent or adequately respond to and resolve these disruptions, failures or breaches, our operations may be impacted, and we may suffer other adverse consequences such as reputational damage, litigation, remediation costs, ransomware payments and/or penalties under various data protection laws and regulations.
Cyber threats are constantly evolving, are becoming more frequent and more sophisticated and are being made by groups of individuals and state actors with a wide range of expertise and motives. Additionally, continued geopolitical turmoil has heightened the risk of cyberattacks. We have previously experienced threats and breaches to our data and systems and although we have not experienced a breach that had a material impact on our operations or business, there can be no assurance that these measures will prevent or limit the impact of a future incident. In addition, in the event our suppliers or customers experience a breach or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in our supply chain or reduced customer orders, which would adversely affect our business and financial results. We have also outsourced several information technology support services and administrative functions to third-party service providers, and may outsource other functions in the future to achieve cost savings and efficiencies.
New and emerging technologies that could result in greater operational efficiency may further expose our computer systems to the risk of cyberattacks. Our initiatives to continue to modernize our operations, increase data digitalization and improve our production facilities may increase potential exposure to cybersecurity risks and increase the complexity of our cybersecurity program. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. We may incur increased costs in protecting against or remediating cyberattacks or other cyber incidents. As cyberattacks increase in frequency and magnitude around the world, we may be unable to obtain cybersecurity insurance in the amounts and on the terms we view as appropriate and favorable for our operations.
To address the risks to our information technology systems and the associated costs, we maintain an information security program that includes updating technology and security policies, cybersecurity insurance, employee awareness training and monitoring and routine testing of our information technology systems. We believe that these preventative and detective actions provide adequate measures of protection against security breaches and generally reduce our cybersecurity risks and enhance our ability to prevent, detect and respond to disruptive events. Our information security program includes capabilities designed to evaluate and mitigate cyber risks arising from third-party service providers. We believe that these capabilities provide insights and visibility to the security posture of our third-party service providers, however, cyber threats to those organizations are beyond our control. If these service providers do not perform effectively due to breach or system failure, we may not be able to achieve the expected benefits and our business may be disrupted.
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
Over the past few years, particularly related to manufacturing, we have experienced an increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base, as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected.
If we do not fully realize the expected cost savings and/or operating efficiencies associated with our strategic initiatives, our profitability could suffer.
Our future success and earnings growth depend in part on our ability to achieve the appropriate cost structure and operate efficiently in the highly competitive food industry, particularly in an environment of volatile cost inputs. We continuously pursue initiatives to reduce costs and increase effectiveness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring Charges, Cost Savings Initiatives and Other Optimization Initiatives" for additional information on these initiatives. We also regularly pursue cost productivity initiatives in procurement, manufacturing and logistics. Any failure or delay in implementing our initiatives in accordance with our plans could adversely affect our ability to meet our long-term growth and profitability expectations and could adversely affect our business. If we do not continue to effectively manage costs and achieve additional efficiencies, our competitiveness and our profitability could decrease.
Competitive and Industry Risks
We face significant competition in all our product categories, which may result in lower sales and margins.
We operate in the highly competitive food and beverage industry mainly in the North American market and experience competition in all of our categories. The principal areas of competition are brand recognition, taste, nutritional value, price, promotion, innovation, shelf space and customer service. A number of our primary competitors are larger than us and have substantial financial, marketing and other resources, and some of our competitors may spend more aggressively on advertising and promotional activities than we do. Attractive pricing, product placement and visibility, securing new retailers, and maintaining or increasing shelf space for our products may also affect our ability to remain competitive. Even if we obtain our desired product visibility and shelf space, we may not achieve retailers’ sales expectations, which could cause these retailers to reduce shelf space for our products. In addition, reduced barriers to entry and easier access to funding are creating new competition. A strong competitive response from one or more of these competitors to our marketplace efforts, or a continued shift towards private label offerings, particularly during periods of economic uncertainty or significant inflation, could result in us reducing prices and/or increasing promotions, increasing marketing or other expenditures, each of which may result in lower sales and/or margins.
Our ability to compete also depends upon our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. If we do not succeed in offering products that consumers want to buy, our sales and market share will decrease, resulting in reduced profitability. If we are unable to accurately predict which shifts in consumer preferences will be long-lasting, or are unable to introduce new and improved products to satisfy those preferences, our sales will decline. Weak economic conditions, recessions, significant inflation and other factors, such as pandemics, could affect consumer preferences and demand. In addition, given the variety of backgrounds and identities of consumers in our consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences. As such, we must be successful in developing innovative products across a multitude of product categories. We must also be able to respond successfully to technological advances (including artificial intelligence and machine learning, which may become critical in interpreting consumer preferences in the future) and intellectual property rights of our competitors, and failure to do so could compromise our competitive position and negatively impact our product sales. Finally, if we fail to rapidly develop products in faster-growing and more profitable categories, we could experience reduced demand for our products, or fail to expand margins.
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
In 2024, our five largest customers accounted for approximately 47% of our consolidated net sales, with the largest customer, Wal-Mart Stores, Inc. and its affiliates, accounting for approximately 22% of our consolidated net sales. There can be no assurance that our largest customers will continue to purchase our products in the same mix or quantities, or on the same terms as in the past. Disruption of sales to any of these customers, or to any of our other large customers, for an extended period of time could adversely affect our business or financial results.
Financial and Economic Risks
An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could adversely affect our financial results and net worth.
As of July 28, 2024, we had goodwill of $5.077 billion and other indefinite-lived intangible assets of $3.882 billion. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized, but are tested for impairment at least annually in the fourth quarter or more frequently if impairment indicators arise. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the unit's fair value. Similarly, we test indefinite-lived intangible assets by comparing the fair value of the assets to their carrying values. Fair value for both goodwill and other indefinite-lived intangible assets is determined based on discounted cash flow analyses. If the carrying values of the reporting unit or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired. Factors that could result in an impairment include a change in revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions or assumed royalty rates. See “Critical Accounting Estimates” and Note 6 to the Consolidated Financial Statements for information on impairment charges recognized in 2024. If current expectations for growth rates for sales and profits are not met, or other market factors and macroeconomic conditions were to change, we may be required in the future to record impairment of the carrying value of goodwill or other indefinite-lived intangible assets, which could adversely affect our financial results and net worth.
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
We face risks related to inflation, recession, financial and credit market disruptions and other economic conditions.
Customer and consumer demand for our products may be impacted by weak economic conditions, recession, equity market volatility or other negative economic factors in the U.S. or other nations. For instance in 2024, the U.S. experienced moderate inflationary pressures. We may not be able to fully mitigate the impact of inflation through continued price increases, productivity initiatives and cost savings, which could have a material adverse effect on our financial results. In addition, if the U.S. economy enters a recession in 2025, we may experience sales declines and may have to decrease prices, all of which could have a material adverse impact on our financial results.
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
We may be adversely impacted by our substantial indebtedness.
As of July 28, 2024, we maintained approximately $7.184 billion of indebtedness, and this level of indebtedness may have important consequences to our business, including but not limited to:
•increasing the possibility of a downgrade in our credit rating;
•increasing our exposure to fluctuations in interest rates;
•subjecting us to new financial and other covenants;
•increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including undertaking significant capital projects;
•placing us at a competitive disadvantage as compared to our competitors, to the extent that they are not as highly leveraged; and
•restricting us from pursuing certain business opportunities, including other acquisitions.
In addition, we regularly access the commercial paper markets for working capital needs and other general corporate purposes. If our credit ratings are downgraded, we may have difficulty issuing additional debt securities or borrowing money in the amounts and on the terms that might be available if our credit ratings were maintained. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information regarding our indebtedness.
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
We are a party to a variety of legal and regulatory proceedings and claims arising out of the normal course of business. See Note 18 to the Consolidated Financial Statements for information regarding certain legal proceedings. Since these actions are inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such proceedings or claims, or that our assessment of the materiality or immateriality of these matters, including any reserves taken in connection with such matters, will be consistent with the ultimate outcome of such proceedings or claims. In particular, the marketing of food products has come under increased scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive marketing under federal, state and foreign laws or regulations, including claims relating to the presence of heavy metals in food products. Additionally, the independent contractor distribution model, which is used in our Snacks segment, has also come under increased regulatory scrutiny. Our independent contractor distribution model has also been the subject of various class and individual lawsuits in recent years. In the event we are unable to successfully defend ourselves against these proceedings or claims, or if our assessment of the materiality of these proceedings or claims proves inaccurate, our business or financial results may be adversely affected. In addition, our reputation could be damaged by allegations made in proceedings or claims (even if untrue).

If we fail to comply with the many laws applicable to our business, we may face lawsuits or incur significant fines and penalties. In addition, changes in such laws, regulations or other policies may lead to increased costs.
The manufacture and marketing of food products is extensively regulated. Various laws and regulations govern the processing, packaging (including potential impacts of extended producer responsibility (EPR) regulations and laws), waste management, storage, distribution, marketing, advertising, labeling, import/export requirements, quality and safety of our food products, as well as the health and safety of our employees and the protection of the environment. In the U.S., we are subject to regulation by various federal government agencies, including but not limited to the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission, the Department of Labor, the Department of Commerce, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as various state and local agencies. We are also regulated by similar agencies outside the U.S. See Note 18 to the Consolidated Financial Statements for additional information regarding regulatory matters.
Governmental and administrative bodies within the U.S. are considering a variety of tax, trade and other regulatory reforms. Trade reforms could include tariffs on certain materials used in the manufacture of our products and tariffs on certain finished products. A potential change in administration following the 2024 presidential election could further impact trade policies, and could also result in substantial changes to fiscal or tax policies that may impact our business. We regularly move data across national and state borders to conduct our operations and, consequently, are subject to a variety of laws and regulations in the U.S. and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. There is significant uncertainty with respect to compliance with such privacy and data protection laws and regulations because they are continuously evolving and developing and may be interpreted and applied differently from country to country and state to state and may create inconsistent or conflicting requirements.
Changes in legal or regulatory requirements (such as new food safety requirements and revised regulatory requirements for the labeling of nutrition facts, serving sizes and genetically modified ingredients or new EPR regulations and laws), or evolving interpretations of existing legal or regulatory requirements, or an increased focus regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies and sustainability, may result in increased compliance cost, capital expenditures and other financial obligations that could adversely affect our business and financial results.
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
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as wheat, tomatoes, potatoes, cocoa and olive oil. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our cost of storing and transporting our raw materials, or disrupt production schedules. We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain. The physical effects and transitional costs of climate change and the legal, regulatory or market initiatives to address climate change could have a negative impact on our business, financial condition, and results of operations.

There is an increased focus by foreign, federal, state and local regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions (including carbon pricing regulations, cap and trade systems or a carbon tax), energy policies and sustainability, including EPR regulations and packaging. Increased compliance costs and expenses due to the impacts of climate change and additional legal or regulatory requirements regarding climate change that are designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment may cause disruptions in, or an increase in the costs associated with, the running of our manufacturing facilities and our business, as well as increase distribution and supply chain costs. Moreover, compliance with any such legal or regulatory requirements may require us to make significant changes in our business operations and strategy, which will likely require us to devote substantial time and attention to these matters and cause us to incur additional costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties or potential litigation if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations.
Our business is subject to an increasing focus on sustainability matters.
From time to time we establish and publicly announce sustainability goals and commitments, including reducing our impact on the environment and relating to animal welfare. For example, in 2022, we established science-based targets for Scope 1, 2 and 3 greenhouse gas emissions. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, the pace of changes in technology, the availability of requisite financing, the availability of suppliers and products that can meet our sustainability and other standards, and changing business dynamics including acquisitions. Furthermore, standards for tracking and reporting such matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting these data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations (including from acquisitions and divestitures), and other changes in circumstances, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If we fail to achieve, or are perceived to have failed to achieve or been delayed in achieving, or improperly report our progress toward achieving these goals and commitments, it could negatively affect consumer or customer preference for our products or investor confidence in our stock, as well as expose us to enforcement actions and litigation.
Additionally, we might fail to effectively address increased attention from the media, stockholders, activists and other stakeholders on climate change and related environmental sustainability matters or animal welfare goals, including attention from stakeholders with opposing views on such matters. Such failure, or the perception that we have failed to act responsibly regarding climate change or animal welfare, whether or not valid, could result in adverse publicity and negatively affect our business and reputation.
Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by ongoing geopolitical conflicts.
The global economy has been negatively impacted by ongoing geopolitical conflicts, including the military conflicts between Russia and Ukraine, the war in the Middle East, as well as rising tensions between China and Taiwan. For instance, governments in the U.S., United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we have no operations in Russia, Ukraine, the Middle East, China or Taiwan, we have experienced shortages in materials and increased costs for transportation, energy and raw material due in part to the negative impact of these ongoing geopolitical conflicts on the global economy. The scope and duration of such conflicts are uncertain, rapidly changing and hard to predict. Further escalation of these geopolitical conflicts, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflicts could also heighten many of the other risk factors discussed in this Item 1A.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Enterprise risk management (ERM) is an integral part of our business processes and our ERM framework considers cybersecurity risk, alongside other company risks, as part of our overall risk assessment process. We follow an industry-leading

National Institute of Standards and Technology cybersecurity framework (NIST CSF) and have developed a comprehensive information security program for assessing, identifying and managing cybersecurity risks that is designed to protect our systems and data from unauthorized access, use or other security impact.
As part of our information security program, we continuously monitor and update our information technology networks and infrastructure. We have dedicated internal legal, compliance and information security teams, and leverage consultants and third-party service providers to inform our understanding of the threat landscape and to identify, prevent, detect, address and mitigate risks associated with unauthorized access, misuse, computer viruses and other events that could have a security impact. Our information security strategy focuses on complying with applicable data privacy and protection laws, maintaining the availability of our manufacturing operations, protecting data, detecting and responding to threats, building resiliency and providing a secure foundation for growth and innovation. We invest in industry standard security technology to protect the company’s data and business processes against risk of cybersecurity incidents. Our data security management program includes identity, trust, vulnerability and threat management business processes, as well as adoption of standard data protection policies.
We measure our data security effectiveness by benchmarking against industry-accepted methods, presenting the results to our Board and Audit Committee for evaluation, and making improvements based on such evaluation. We maintain and routinely test backup systems and disaster recovery and also have processes in place to prevent disruptions resulting from our implementation of new software and systems. We maintain a third-party cyber risk management process to review and monitor critical suppliers regularly for cybersecurity risk and prescribe remediation activities when necessary.
We train our employees through annual security training, phishing simulations and regular communications about timely security topics to enhance their understanding of cybersecurity threats and their ability to identify and escalate potential cybersecurity events. We have a cross-functional crisis management team comprised of business unit and functional leaders and a crisis management plan that includes procedures for identifying, containing and responding to cybersecurity incidents. We engage third-party cybersecurity experts to conduct tabletop exercises with our executive leadership to enhance incident response preparedness.
Our cybersecurity risk management strategy includes the use of cybersecurity insurance that provides protection against certain potential losses arising from certain cybersecurity incidents; however, such insurance may not insure us against all claims related to security breaches, cyberattacks and other related breaches. The company has previously experienced threats and breaches to its data and systems but has not experienced a breach that had a material impact on its operations or business and has not incurred any material breach-related expenses for the year ended July 28, 2024 that are reasonably likely to materially affect the company or its business strategy, results of operations or financial condition. However, as discussed in “Item 1A. Risk Factors,” specifically the risks under the heading, “We may be adversely impacted by a disruption, failure or security breach of our information technology systems,” cyber threats are constantly evolving and becoming more frequent and sophisticated. Accordingly, no matter how well designed or implemented the company’s information security policies and procedures are, there can be no assurance that these policies and procedures will prevent or limit the impact of a cybersecurity incident.
Cybersecurity Governance
We have established oversight mechanisms intended to provide effective cybersecurity governance, risk management, and timely incident response. Our Board, in coordination with the Audit Committee, oversees the company’s ERM process, including the management of risks arising from cybersecurity threats.
Our Board annually reviews assessments of our information security program under the NIST CSF. It receives benchmarking results of our data security effectiveness and reports from our Chief Technology & Information Officer (CTIO) and Chief Information Security Officer (CISO) on our information security program and recent developments. Our Board has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee. To fulfill its oversight responsibilities, the Audit Committee reviews the measures implemented by the company to identify and mitigate cybersecurity risks and receives quarterly updates from our CTIO and CISO on the information security program, including the status of significant cybersecurity incidences, the emerging threat landscape, and the status of projects to strengthen the company’s information security posture. The Audit Committee regularly reports to the Board on cybersecurity matters. In addition, we have a crisis management plan and protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the company and, where appropriate, reported promptly to the Audit Committee or Board, with ongoing updates regarding any such incident until it has been addressed. Our risk oversight processes and disclosure controls and procedures are designed to escalate key risks for the Board to analyze for disclosure purposes.
Our CTIO, a member of our corporate leadership team, oversees the team responsible for leading the enterprise-wide information technology strategy, policy, standards, architecture, and processes. Our CISO, who reports to the CTIO, oversees the dedicated information security team, which works in partnership with the company’s ERM team and corporate audit department as well as consultants as part of an overall internal controls process to monitor cybersecurity threats and prevent, detect, mitigate and remediate cybersecurity incidents. The CTIO has over 35 years of information technology experience, including serving in strategic planning, oversight and global operation of information systems and technology functions for companies in the food and beverage industries. The CISO has over 25 years of information technology experience, including strategy, execution, and operations of enterprise-wide security programs, including cybersecurity programs, and global information technology infrastructure programs.
Item 2. Properties
Our principal executive offices are company-owned and located in Camden, New Jersey. The following table sets forth our principal manufacturing facilities and the reportable segment that primarily uses each of the facilities:
Inside the U.S.

Arizona	Massachusetts	Pennsylvania
Goodyear (S)	Hyannis (S)	Denver (S)
California	North Carolina	Downingtown (S)
Dixon (MB)	Charlotte (S)	Hanover (S)
Stockton (MB)	Maxton (MB)	Texas
Colorado	Ohio	Austin (MB)
Bellvue (MB)	Ashland (S)	Paris (MB)
Connecticut	Napoleon (MB)	Utah
Bloomfield (S)	Willard (S)	Richmond (S)
Florida	Oregon	Wisconsin
Lakeland (S)	Salem (S)	Beloit (S)
Illinois	Tualatin (MB)	Franklin (S)
Downers Grove (S)		Milwaukee (MB)
Indiana
Jeffersonville (S)
______________________________
MB - Meals & Beverages
S - Snacks
Each of the foregoing manufacturing facilities is company-owned, except the Tualatin, Oregon; Austin, Texas; and Bellvue, Colorado facilities, which are leased. We also maintain principal business unit offices in Doral, Florida; Hanover, Pennsylvania; Portland, Oregon; and Mississauga, Canada.
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
Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The section below provides information regarding our executive officers as of September 11, 2024:

Name, Present Title & Business Experience	Age	Year First Appointed Executive Officer
Carrie L. Anderson, Executive Vice President and Chief Financial Officer. Executive Vice President and Chief Financial Officer, Integra LifeSciences Holdings Corporation (2019-2023). Vice President and Controller, Dover Corporation (2017-2019).	55	2023
Mick J. Beekhuizen, Executive Vice President and President, Meals & Beverages. Executive Vice President and Chief Financial Officer (2020-2023). Executive Vice President and Chief Financial Officer, Chobani LLC (2016-2019).	48	2020
Charles A. Brawley, III, Executive Vice President, General Counsel and Corporate Secretary. We have employed Mr. Brawley in an executive or managerial capacity for at least five years.	59	2023
Mark A. Clouse, President and Chief Executive Officer. We have employed Mr. Clouse in an executive or managerial capacity for at least five years.	56	2019
Christopher D. Foley, Executive Vice President and President, Snacks. We have employed Mr. Foley in an executive or managerial capacity for at least five years.	52	2019
Diane Johnson May, Executive Vice President and Chief People and Culture Officer. Senior Vice President, People and Culture, Manpower Group (2020-2021). Executive Vice President, Chief Human Resources Officer, Brookdale Senior Living (2019-2020). Managing Vice President, The Deli Source, Inc. (2017-2019).	66	2022
Daniel L. Poland, Executive Vice President and Chief Supply Chain Officer. Chief Operating Officer, KIND Snacks (2019-2021). Executive Vice President and Chief Supply Chain Officer, Pinnacle Foods, Inc. (2018-2019). Chief Supply Chain Officer - North American Operations, Danone (2016-2017).	61	2022
Anthony J. Sanzio, Executive Vice President and Chief Communications Officer. We have employed Mr. Sanzio in an executive or managerial capacity for at least five years.	57	2022

PART II
Item 5. Market for Registrant’s Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Capital Stock
Our capital stock is traded on The Nasdaq Stock Market LLC under the symbol "CPB." On September 11, 2024, there were 298,105,916 holders of record of our capital stock.
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
The following graph compares the cumulative total shareholder return (TSR) on our stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (the S&P 500) and the Standard & Poor’s Packaged Foods Index (the S&P Packaged Foods Group). The graph assumes that $100 was invested on July 26, 2019, in each of our stock, the S&P 500 and the S&P Packaged Foods Group, and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on July 28, 2024.

DOLLARS
250
225
200
175
150
125
100
75
50
25
0
2019
2020
2021
2022
2023
2024
Campbell
S&P 500
S&P Packaged Foods Group

* Stock appreciation plus dividend reinvestment.

	2019	2020	2021	2022	2023	2024
Campbell	100	125	113	132	128	133
S&P 500	100	110	150	143	162	196
S&P Packaged Foods Group	100	108	117	132	138	124

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
4/29/24 - 5/31/24	—	$—	—	$359
6/3/24 - 6/28/24	480,404	$43.66	480,404	$338
7/1/24 - 7/26/24	—	$—	—	$338
Total	480,404	$43.66	480,404	$338
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
In 2024, we continued to advance our key strategic initiatives in a challenging environment. We completed the acquisition of Sovos Brands, Inc. (Sovos Brands) which has brought incremental growth to our Meals & Beverages segment and supports the continued transformation of our advantaged portfolio. During 2024, we continued to navigate through a landscape marked by consumer behavior shifts, commodity cost fluctuations and other global macroeconomic challenges. During 2024, we experienced a moderate amount of input cost inflation and increased supply chain stability, which we expect to continue through 2025.
Strategy
Our strategy is to Set the Standard for performance in the food industry by driving accelerated growth in our two divisions within North America while delivering on the promise of our purpose - Connecting people through food they love. Our strategic framework is based on five areas that position us to achieve best in class performance: Top Team; Best Portfolio; Top-Tier Performance; Winning Execution; and Lasting Impact, as further discussed below.
•Top Team: We plan to continue our focus on creating a Top Team by fostering an engaged and inclusive culture, while building capabilities and developing leaders at all levels of the organization. We are driving organizational engagement, belonging and effectiveness through our employee value proposition: Make history with Campbell’s, and modernizing our facilities. We have completed the consolidation of our Snacks offices into Camden, New Jersey. Our single headquarters has helped to foster closer collaboration and enhance decision-making, thereby improving our ability to execute on our business strategy.

•Best Portfolio: We believe that we are well-positioned as a transformative category leader with an advantaged portfolio of brands across our Meals & Beverages and Snacks segments. We will support our Best Portfolio priority and accelerate our profitable growth model by growing market share and driving integrated business planning programming throughout the company.
•Top-Tier Performance: We also believe that we have the resources and capabilities to deliver predictable and consistent growth resulting in Top-Tier Performance through continued focus on effective revenue management, and finding innovative ways to enhance our products and processes to unlock cost efficiencies and savings across the enterprise.
•Winning Execution: We will focus on Winning Execution by delivering an advantaged supply chain by continuing to modernize our manufacturing and distribution network, with a focus on logistics and distribution expertise. We continued to pursue our multi-year cost savings initiatives with $950 million in cost savings achieved through 2024. On September 10, 2024, we announced plans to implement new cost savings initiatives beginning in 2025 with targeted annual savings of approximately $250 million by the end of 2028. See "Restructuring Charges, Cost Savings Initiatives and Other Optimization Initiatives" for additional information on these initiatives.
•Lasting Impact: Finally, we plan to continue to deliver on the promise of our purpose through a focus on Lasting Impact with continued progress on our sustainability and community goals and strengthening our connection to the communities in which we operate.
Business Trends
Our businesses are being influenced by a variety of trends that we anticipate will continue in the future, including: cost inflation; an evolving consumer landscape; and a competitive and dynamic retail environment.
Our strategy is designed, in part, to capture growing consumer preferences for snacking and convenience. For example, we believe that consumers are changing their eating habits by increasing the type and frequency of snacks they consume while also making more intentional decisions on value in snacking. We also expect consumers to continue in-home eating behaviors.
Retailers continue to use their buying power and negotiating strength to seek increased promotional programs funded by their suppliers and more favorable terms, including supplier-funded customized products. Any consolidations among retailers would continue to create large and sophisticated customers that may further this trend. Retailers also continue to grow and promote private label brands that compete with branded products, especially on price.
Our industry continues to navigate a steady and ongoing recovery in light of supply chain disruptions, commodity cost volatility, labor market issues, economic uncertainties regarding the 2024 presidential election, impacts of a potential change in administration and other global macroeconomic challenges. Throughout 2024, we have experienced some moderation in input cost inflation, and we expect input cost inflation in 2025 to remain at similar levels as 2024, as we continue to see improvement across certain ingredients and packaging materials. We anticipate continued supply chain productivity and previously implemented pricing actions to mitigate some of the inflationary pressures, and expect such benefits to offset incremental costs in 2025. We will continue to evaluate the evolving macroeconomic environment to take action to mitigate the impact on our business, consolidated results of operations and financial condition.
Business Acquisition & Divestiture
On March 12, 2024, we completed the acquisition of Sovos Brands for total purchase consideration of $2.899 billion. For additional information on the Sovos Brands acquisition, see Note 3 to the Consolidated Financial Statements. All references to the acquisition below refer to the Sovos Brands acquisition.
On August 26, 2024, we completed the sale of our Pop Secret popcorn business. For additional information on the divestiture, see Note 21 to the Consolidated Financial Statements.
Stock Exchange Listing
On August 19, 2024, our capital stock, par value $0.0375 per share (the Capital Stock), began trading on The Nasdaq Stock Market LLC following our voluntarily withdrawal from listing on the New York Stock Exchange after market close on August 16, 2024. Our Capital Stock continues to trade under the stock symbol “CPB.”
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.
There were 52 weeks in 2024, 2023 and 2022. There will be 53 weeks in 2025.
•Net sales increased 3% in 2024 to $9.636 billion primarily due to a 5-point benefit from the acquisition of Sovos Brands and favorable net price realization, partially offset by unfavorable volume/mix.

•Gross profit, as a percent of sales, decreased to 30.8% in 2024 from 31.2% a year ago. The decrease was primarily due to higher cost inflation and other supply chain costs, the impact of the acquisition and mark-to-market adjustments on outstanding undesignated commodity hedges, partially offset by the benefits from supply chain productivity improvements and favorable net price realization.
•Earnings per share were $1.89 in 2024, compared to $2.85 a year ago. The current year included expenses of $1.19 per share and the prior year included expenses of $.15 per share from items impacting comparability as discussed below.
Net Earnings attributable to Campbell Soup Company - 2024 Compared with 2023
The following items impacted the comparability of net earnings and net earnings per share:
•We implemented several cost savings initiatives in recent years. In 2024, we recorded Restructuring charges of $17 million and implementation costs and other related costs of $54 million in Administrative expenses, $26 million in Cost of products sold, $4 million in Marketing and selling expenses and $3 million in Research and development expenses related to these initiatives. In 2023, we recorded Restructuring charges of $16 million and implementation costs and other related costs of $24 million in Administrative expenses, $18 million in Cost of products sold, $5 million in Marketing and selling expenses and $3 million in Research and development expenses (aggregate impact of $50 million after tax, or $.17 per share) related to these initiatives.
In the second quarter of 2024, we began implementation of a new optimization initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. In 2024, we recognized $5 million in Marketing and selling expenses related to this initiative.
In 2024, the total aggregate impact related to the cost savings and optimization initiatives was $109 million ($83 million after tax, or $.28 per share). See Note 8 to the Consolidated Financial Statements and "Restructuring Charges, Cost Savings Initiatives and Other Optimization Initiatives" for additional information;
•In 2024, we recognized actuarial losses on our pension and postretirement plans in Other expenses / (income) of $33 million ($25 million after tax, or $.08 per share). In 2023, we recognized actuarial gains in Other expenses / (income) of $15 million ($11 million after tax, or $.04 per share);
•In 2024, we recognized losses in Cost of products sold of $22 million ($16 million after tax, or $.05 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. In 2023, we recognized gains in Cost of products sold of $21 million ($16 million after tax, or $.05 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges;
•In the first quarter of 2024, we announced our intent to acquire Sovos Brands and on March 12, 2024 the acquisition closed. In 2024, we incurred $126 million of costs associated with the acquisition, of which $21 million was recorded in Restructuring charges, $47 million in Administrative expenses, $35 million in Other expenses / (income), $3 million in Marketing and selling expenses, $2 million in Research and development expenses and $18 million in Cost of products sold, of which $17 million was associated with the acquisition date fair value adjustment for inventory. We also recorded costs of $2 million in Interest expense related to costs associated with the Delayed Draw Term Loan Credit Agreement (the 2024 DDTL Credit Agreement) used to fund the acquisition. The aggregate impact was $128 million, $109 million after tax, or $.36 per share. In 2023, we incurred costs associated with the acquisition in Other expense / (income) of $5 million ($4 million after tax, or $.01 per share);
•In 2024, we recorded accelerated amortization expense in Other expenses / (income) of $27 million ($20 million after tax, or $.07 per share) related to customer relationship intangible assets due to the loss of certain contract manufacturing customers, which began in the fourth quarter of 2023. In 2023, we recorded accelerated amortization expense in Other expenses / (income) of $7 million ($5 million after tax, or $.02);
•In the fourth quarter of 2024, we recognized an impairment charge of $53 million in Other expenses / (income) on certain salty snacks and cookie trademarks within our Snacks segment, including Tom's, Jays, Kruncher's, O-Ke-Doke, Stella D'oro and Archway, collectively referred to as our "Allied brands." In 2024, sales and operating performance were below expectations due in part to competitive pressure and reduced margins. In the fourth quarter of 2024, based on recent performance and reevaluation of the position of the Allied brands within our portfolio, we lowered our near-term and long-term outlook for future sales and operating performance.
In the fourth quarter of 2024, we performed an impairment assessment on the assets in our Pop Secret popcorn business within our Snacks segment as sales and operating performance were below expectations due in part to competitive pressure and reduced margins, and as we pursued divesting the business. As a result of these factors, in the fourth quarter of 2024, we lowered our long-term outlook for the business and recognized an impairment charge of $76 million in Other expenses / (income) on the trademark. The sale of the business was completed on August 26, 2024.

The total aggregate impact of the impairment charges was $129 million ($98 million after tax, or $.33 per share). See "Critical Accounting Estimates" for additional information;
•In 2024, we recorded pre- and after-tax litigation expenses in Administrative expenses of $5 million ($.02 per share) related to the Plum baby food and snacks business (Plum), which was divested on May 3, 2021, and certain other litigation matters;
•In 2024, we recorded costs of $2 million in Cost of products sold and $1 million in Administrative expenses (aggregate impact of $2 million after tax, or $.01 per share) related to a cybersecurity incident that was identified in the fourth quarter of 2023; and
•In 2023, we recorded a pre- and after-tax loss in Other expenses / (income) of $13 million ($.04 per share) on the sale of our Emerald nuts business, which was sold on May 30, 2023.
The items impacting comparability are summarized below:

	2024		2023
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$567	$1.89	$858	$2.85

Costs associated with cost savings and optimization initiatives	$(83)	$(.28)	$(50)	$(.17)
Pension and postretirement actuarial gains (losses)	(25)	(.08)	11	.04
Commodity mark-to-market gains (losses)	(16)	(.05)	16	.05
Costs associated with acquisition	(109)	(.36)	(4)	(.01)
Accelerated amortization	(20)	(.07)	(5)	(.02)
Impairment charges	(98)	(.33)	—	—
Certain litigation expenses	(5)	(.02)	—	—
Cybersecurity incident costs	(2)	(.01)	—	—
Charges associated with divestiture	—	—	(13)	(.04)
Impact of items on Net earnings(1)	$(358)	$(1.19)	$(45)	$(.15)
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Net earnings attributable to Campbell Soup Company were $567 million ($1.89 per share) in 2024, compared to $858 million ($2.85 per share) in 2023. After adjusting for items impacting comparability, earnings increased reflecting improved gross profit, partially offset by higher interest expense, higher marketing and selling expenses, higher other expenses and higher research and development expenses. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding.
Net Earnings attributable to Campbell Soup Company - 2023 Compared with 2022
In addition to the 2023 items that impacted comparability of Net earnings discussed above, the following items impacted the comparability of net earnings and net earnings per share:
•In 2022, we recorded Restructuring charges of $5 million and implementation and other related costs of $20 million in Administrative expenses, $5 million in Cost of products sold and $1 million in Marketing and selling expenses (aggregate impact of $24 million after tax, or $.08 per share) related to the cost savings initiatives discussed above. See Note 8 to the Consolidated Financial Statements and "Restructuring Charges, Cost Savings Initiatives and Other Optimization Initiatives" for additional information;
•In 2022, we recognized actuarial losses on our pension and postretirement plans in Other expenses / (income) of $44 million ($33 million after tax, or $.11 per share);
•In 2022, we recognized losses in Cost of products sold of $59 million ($44 million after tax, or $.15 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges; and
•In 2022, we recorded a loss in Interest expense of $4 million ($3 million after tax, or $.01 per share) on the extinguishment of debt.

The items impacting comparability are summarized below:

	2023		2022
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$858	$2.85	$757	$2.51

Costs associated with cost savings and optimization initiatives	$(50)	$(.17)	$(24)	$(.08)
Pension and postretirement actuarial gains (losses)	11	.04	(33)	(.11)
Commodity mark-to-market gains (losses)	16	.05	(44)	(.15)
Costs associated with acquisition	(4)	(.01)	—	—
Accelerated amortization	(5)	(.02)	—	—
Charges associated with divestiture	(13)	(.04)	—	—
Loss on debt extinguishment	—	—	(3)	(.01)
Impact of items on Net earnings(1)	$(45)	$(.15)	$(104)	$(.34)
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
DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

				% Change
(Millions)	2024	2023	2022	2024/2023	2023/2022
Meals & Beverages	$5,258	$4,907	$4,607	7	7
Snacks	4,378	4,450	3,955	(2)	13
	$9,636	$9,357	$8,562	3	9
An analysis of percent change of net sales by reportable segment follows:

2024 versus 2023	Meals & Beverages	Snacks	Total
Volume/mix	(2)%	(2)%	(2)%
Net price realization(1)	—	1	1
Acquisition	9	—	5
Divestiture	—	(1)	(1)
	7%	(2)%	3%

2023 versus 2022	Meals & Beverages(2)	Snacks	Total
Volume/mix	(5)%	(2)%	(4)%
Net price realization(1)	12	15	13
Currency	(1)	—	—
Divestiture	—	—	—
	7%	13%	9%
__________________________________________
(1)Includes revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.

In 2024, Meals & Beverages sales increased 7% reflecting a 9-point benefit from the acquisition of Sovos Brands. Sales were impacted by unfavorable volume/mix with neutral net price realization. Excluding the benefit from the acquisition, sales decreased primarily due to declines in U.S. retail products, including beverages and U.S. soup, partially offset by gains in foodservice and Canada. Sales of U.S. soup decreased 2% primarily due to decreases in ready-to-serve soups and condensed soups, partially offset by an increase in broth. On a two-year CAGR basis, sales increased 7%, including the impact of the acquisition.
In 2023, Meals & Beverages sales increased 7% primarily due to increases in U.S. retail products, including U.S. soup and Prego pasta sauces, as well as gains in foodservice. Favorable net price realization was partially offset by lower volume/mix. Sales of U.S. soup increased 3% primarily due to increases in ready-to-serve soups and broth.
In 2024, Snacks sales decreased 2%. Excluding the impact from the divestiture of the Emerald nuts business, sales decreased as declines in third-party partner brands and contract manufacturing, fresh bakery and Pop Secret popcorn were partially offset by sales of our power brands, which increased 2%. Sales of power brands were driven by increases in Goldfish crackers and Lance sandwich crackers. Volume/mix declines were partially offset by favorable net price realization. On a two-year CAGR basis, sales increased 5%.
In 2023, Snacks sales increased 13% driven by sales of our power brands which increased 17%. Sales increased due to increases in cookies and crackers, primarily Goldfish crackers and Lance sandwich crackers, and in salty snacks, primarily Snyder’s of Hanover pretzels and Kettle Brand and Cape Cod potato chips. Sales benefited from favorable net price realization.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $54 million in 2024 from 2023 and increased by $290 million in 2023 from 2022. As a percent of sales, gross profit was 30.8% in 2024, 31.2% in 2023 and 30.7% in 2022.
The 40 basis-point decrease and the 50 basis-point increase in gross profit margin in 2024 and 2023, respectively, were due to the following factors:

	Margin Impact
	2024	2023
Cost inflation, supply chain costs and other factors(1)	(310)	(1,040)
Impact of acquisition(2)	(40)	—
Higher costs associated with cost savings initiatives	(10)	(10)
Productivity improvements	240	300
Net price realization	60	950
Volume/mix(3)	20	(150)
	(40)	50
__________________________________________
(1)2024 includes an estimated positive margin impact of 20 basis points from the benefit of cost savings initiatives, which was more than offset by cost inflation and other factors, including a 40 basis-point negative impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges and a 10 basis-point negative impact from a cybersecurity incident. 2023 includes a 90 basis-point positive impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges and an estimated positive margin impact of 10 basis points from the benefit of cost savings initiatives, which were more than offset by cost inflation and other factors.
(2)Includes a negative margin impact of 20 basis points from a Sovos Brands acquisition date fair value adjustment for inventory.
(3)Includes the impact of operating leverage.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 8.6% in 2024, 8.7% in 2023 and 8.6% in 2022. Marketing and selling expenses increased 3% in 2024 from 2023. The increase was primarily due to the impact of the acquisition (approximately 4 points), higher selling expenses (approximately 1 point) and higher other marketing expenses (approximately 1 point), partially offset by lower advertising and consumer promotion expense (approximately 3 points), primarily in Meals & Beverages.
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

Administrative Expenses
Administrative expenses as a percent of sales were 7.6% in 2024, 7.0% in 2023 and 7.2% in 2022. Administrative expenses increased 13% in 2024 from 2023. The increase was primarily due to costs associated with the acquisition (approximately 7 points), higher costs related to cost savings initiatives (approximately 5 points), higher general administrative costs and inflation (approximately 3 points), the impact of the acquisition (approximately 2 points) and higher benefit-related costs (approximately 2 points), partially offset by increased benefits from cost savings initiatives (approximately 5 points) and lower incentive compensation (approximately 2 points).
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
Other Expenses / (Income)
Other expenses in 2024 included the following:
•$129 million of impairment charges related to the Pop Secret and Allied brands trademarks;
•$73 million of amortization of intangible assets, including accelerated amortization of $27 million;
•$35 million of costs associated with the acquisition of Sovos Brands; and
•$26 million of net periodic benefit expense, including pension and postretirement actuarial losses of $33 million.
Other expenses in 2023 included the following:
•$48 million of amortization of intangible assets, including accelerated amortization of $7 million;
•$13 million loss on the sale of the Emerald nuts business;
•$5 million of costs associated with the acquisition of Sovos Brands; and
•$35 million of net periodic benefit income, including pension and postretirement actuarial gains of $15 million.
Other income in 2022 included the following:
•$41 million of amortization of intangible assets; and
•$23 million of net periodic benefit income, including pension and postretirement actuarial losses of $44 million.
Operating Earnings
Segment operating earnings increased 6% in 2024 from 2023 and increased 10% in 2023 from 2022.
An analysis of operating earnings by segment follows:

				% Change
(Millions)	2024	2023	2022	2024/2023	2023/2022
Meals & Beverages	$974	$894	$874	9	2
Snacks	648	640	517	1	24
	1,622	1,534	1,391	6	10
Corporate income (expense)	(584)	(206)	(223)
Restructuring charges(1)	(38)	(16)	(5)
Earnings before interest and taxes	$1,000	$1,312	$1,163
__________________________________________
(1)See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages increased 9% in 2024 versus 2023. The increase was primarily due the benefit of the acquisition of Sovos Brands and lower marketing and selling expenses, partially offset by lower gross profit. Gross profit margin decreased due to higher cost inflation and other supply chain costs and the dilutive impact of the acquisition, partially offset by supply chain productivity improvements, favorable net price realization and favorable volume/mix.
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

Operating earnings from Snacks increased 1% in 2024 versus 2023. The increase was primarily due to higher gross profit, partially offset by higher marketing and selling expenses. Gross profit margin increased due to supply chain productivity improvements, favorable net price realization and benefits from cost savings initiatives more than offsetting higher cost inflation and other supply chain costs.
Operating earnings from Snacks increased 24% in 2023 versus 2022. The increase was primarily due to higher gross profit, partially offset by higher marketing and selling expenses. Gross profit margin increased due to favorable net price realization and supply chain productivity improvements, partially offset by higher cost inflation and other supply chain costs as well as unfavorable volume/mix.
Corporate expense in 2024 included the following:
•$129 million of impairment charges related to the Pop Secret and Allied brands trademarks;
•$105 million of costs associated with the acquisition of Sovos Brands;
•costs of $92 million related to cost savings and optimization initiatives;
•$33 million of pension and postretirement actuarial losses;
•$27 million of accelerated amortization expense;
•$22 million of unrealized mark-to-market losses on outstanding undesignated commodity hedges;
•$5 million of certain litigation expenses, including expenses related to the Plum baby food and snacks business; and
•$3 million of costs associated with a cybersecurity incident.
Corporate expense in 2023 included the following:
•costs of $50 million related to cost savings initiatives;
•$13 million loss from the sale of the Emerald nuts business;
•$7 million of accelerated amortization expense;
•$5 million of costs associated with the acquisition of Sovos Brands;
•$21 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges; and
•$15 million of pension and postretirement actuarial gains.
Corporate income in 2022 included the following:
•$59 million of unrealized mark-to-market losses on outstanding undesignated commodity hedges;
•$44 million of pension and postretirement actuarial losses; and
•costs of $26 million related to the cost savings initiatives.
Excluding these amounts, the slight increase in 2024 from 2023 was primarily due to higher net periodic pension and postretirement benefit income in the prior year, mostly offset by lower general and administrative expenses. Excluding these amounts, the remaining change in 2023 from 2022 was primarily due to net periodic pension and postretirement benefit income in 2023 and higher administrative expenses, including litigation expenses related to the Plum baby food and snacks business.
Interest Expense
Interest expense increased to $249 million in 2024 from $188 million in 2023. The increase in interest expense was primarily due to higher levels of debt to fund the acquisition and higher average interest rates on the debt portfolio.
Interest expense decreased to $188 million in 2023 from $189 million in 2022. The decrease in interest expense was primarily due to a loss on extinguishment of debt of $4 million in 2022, partially offset by higher average interest rates on the debt portfolio.
Taxes on Earnings
The effective tax rate was 25.1% in 2024, 23.9% in 2023 and 22.4% in 2022.
The increase in the effective tax rate in 2024 from 2023 was primarily due to nondeductible costs associated with the acquisition.
The increase in the effective rate in 2023 from 2022 was primarily due to the favorable impact of state income tax law changes in 2022.

Restructuring Charges, Cost Savings Initiatives and Other Optimization Initiatives
Multi-year Cost Savings Initiatives and Snyder's-Lance, Inc. (Snyder's-Lance) Cost Transformation Program and Integration
Continuing Operations
Beginning in 2015, we implemented initiatives to reduce costs and to streamline our organizational structure.
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
In 2022, we expanded these initiatives as we continued to pursue cost savings by further optimizing our supply chain and manufacturing network and through effective cost management. In the second quarter of 2023, we announced plans to consolidate our Snacks offices in Charlotte, North Carolina, and Norwalk, Connecticut, into our headquarters in Camden, New Jersey.
A summary of charges recorded in the Consolidated Statements of Earnings related to these initiatives is as follows:

(Millions, except per share amounts)	2024	2023	2022	Recognized as of July 28, 2024
Restructuring charges	$17	$16	$5	$297
Administrative expenses	54	24	20	437
Cost of products sold	26	18	5	128
Marketing and selling expenses	4	5	1	23
Research and development expenses	3	3	—	10
Total pre-tax charges	$104	$66	$31	$895

Aggregate after-tax impact	$79	$50	$24
Per share impact	$.26	$.17	$.08
A summary of the pre-tax costs associated with these initiatives is as follows:

(Millions)	Recognized as of July 28, 2024
Severance pay and benefits	$253
Asset impairment/accelerated depreciation	134
Implementation costs and other related costs	508
Total	$895
Of the aggregate $895 million pre-tax costs incurred to date, approximately $720 million were cash expenditures. In addition, we invested $543 million in capital expenditures as of July 28, 2024. The capital expenditures primarily related to a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, optimization of production within our Meals & Beverages manufacturing network, optimization of information technology infrastructure and applications, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, enhancements to our headquarters in Camden, New Jersey, and optimization of the Snyder’s-Lance warehouse and distribution network.
We funded the costs through cash flows from operations and short-term borrowings.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

(Millions)	2024	Costs Incurred to Date
Meals & Beverages	$37	$288
Snacks	38	383
Corporate	29	224
Total	$104	$895
As of July 28, 2024, we have substantially completed the multi-year cost savings initiatives and Snyder's-Lance cost transformation program and integration, and we have generated total program-to-date pre-tax savings of approximately $950 million. Certain phases that have not been fully implemented will be incorporated into the new cost savings initiatives described below.
Sovos Brands Integration Initiatives
On March 12, 2024, we completed the acquisition of Sovos Brands. See Note 3 for additional information. We have identified opportunities for cost synergies as we integrate Sovos Brands.
In 2024, we recorded Restructuring charges of $21 million of severance pay and benefits related to initiatives to achieve the synergies and generated pre-tax savings of $10 million. The charges incurred in 2024 were associated with the Meals & Beverages segment. Beginning in 2025, the initiatives to achieve the synergies will be incorporated into the new cost savings initiatives described below.
2025 Cost Savings Initiatives
On September 10, 2024, we announced plans to implement new cost savings initiatives beginning in 2025, including initiatives to further optimize our supply chain and manufacturing network, optimization of our information technology infrastructure and targeted cost management. We also identified additional opportunities for cost synergies as we integrate Sovos Brands. As mentioned above, we substantially completed our existing multi-year cost savings initiatives and Snyder's-Lance cost transformation program and integration. Certain initiatives from that program have been incorporated into our new cost savings initiatives. Cost estimates for these new initiatives, as well as timing for certain activities, are continuing to be developed.
The total estimated pre-tax costs for actions that have been identified to date are approximately $180 million and we expect to incur substantially all of the costs through 2028. These estimates will be updated as the detailed plans are developed. We expect the costs for the actions that have been identified to date to consist of the following: approximately $25 million in severance pay and benefits; approximately $45 million in asset impairment and accelerated depreciation; and $110 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 80%; Snacks - approximately 5% and Corporate - approximately 15%. Of the aggregate $180 million of pre-tax costs identified to date, we expect $135 million will be cash expenditures. In addition, we expect to invest approximately $235 million in capital expenditures. We expect these initiatives, once all phases are implemented, to generate annual ongoing savings of approximately $250 million by the end of 2028.
Other Optimization Initiatives
In the second quarter of 2024, we began implementation of a new initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. Pursuant to this initiative we will purchase certain Pepperidge Farm and Snyder's-Lance routes where there are opportunities to unlock greater scale in select markets, combine them and sell the combined routes to independent contractor distributors. We expect to execute this program in a staggered rollout and to incur expenses of up to approximately $115 million through 2029. In 2024, we incurred $5 million in Marketing and selling expenses related to this initiative.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We generated cash flows from operations of $1.185 billion in 2024, compared to $1.143 billion in 2023. The increase in 2024 was primarily due to changes in working capital.
We generated cash flows from operations of $1.143 billion in 2023, compared to $1.181 billion in 2022. The decline in 2023 was primarily due changes in working capital, partially offset by lower cash earnings.
We had negative working capital of $1.386 billion as of July 28, 2024, and $161 million as of July 30, 2023. Current assets were less than current liabilities, which included debt maturing in one year, due to a focus on lowering core working capital requirements. Total debt maturing within one year was $1.423 billion as of July 28, 2024, and $191 million as of July 30, 2023.

We have $1.15 billion aggregate principal amount of senior notes maturing in March 2025 that we expect to repay and/or refinance using available sources, which may include cash on hand, accessing the capital markets, commercial paper and/or revolving credit facility.
As part of our focus to lower core working capital requirements, we have worked with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Amounts outstanding under these programs, which are included in Accounts payable on the Consolidated Balance Sheets, were $243 million at July 28, 2024, and $258 million at July 30, 2023.
Capital expenditures were $517 million in 2024, $370 million in 2023 and $242 million in 2022. Capital expenditures are expected to total approximately $530 million in 2025. Capital expenditures in 2024 included chip and cracker capacity expansion for our Snacks business, upgrades of assets across both segments of the business, enhancements to our headquarters in Camden, New Jersey and network optimization for our Meals & Beverages business. Capital expenditures in 2023 included chip and cracker capacity expansion for our Snacks business and a new manufacturing line for our Meals & Beverages business. Capital expenditures in 2022 included improvement of the quality and cost structure of the Snyder's-Lance manufacturing network, the continued implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance and cookie and cracker capacity expansion for our Snacks business.
In Snacks, we have a direct-store-delivery distribution model that uses independent contractor distributors. From time to time, we purchase and sell routes, including certain routes under our optimization initiatives. The purchase and sale proceeds of the routes are reflected in investing activities.
On March 12, 2024, we completed the acquisition of Sovos Brands. Cash consideration was $2.857 billion. The acquisition was funded through the 2024 DDTL Credit Agreement of $2 billion and cash on hand.
On May 30, 2023, we completed the sale of our Emerald nuts business for $41 million.
Dividend payments were $445 million in 2024, $447 million in 2023 and $451 million in 2022. Annual dividends declared were $1.48 per share in 2024, 2023 and 2022. The 2024 fourth quarter dividend was $.37 per share. The declaration of dividends is subject to the discretion of our Board and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board deems relevant to its analysis and decision making.
In June 2021, the Board authorized an anti-dilutive share repurchase program of up to $250 million (June 2021 program) to offset the impact of dilution from shares issued under our stock compensation programs. The June 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the anti-dilutive program may be made in open-market or privately negotiated transactions. In September 2021, the Board approved a strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. In 2024, we repurchased 1.6 million shares at a cost of $67 million pursuant to our June 2021 program. As of July 28, 2024, approximately $37 million remained available under the June 2021 program and approximately $301 million remained under the September 2021 program. In 2023, we repurchased 2.7 million shares at a cost of $142 million. In 2022, we repurchased 3.8 million shares at a cost of $167 million. In September 2024, the Board authorized a new anti-dilutive share repurchase program of up to $250 million (September 2024 program) to offset the impact of dilution from shares issued under our stock compensation programs. The September 2024 program has no expiration date, but it may be discontinued at any time. Repurchases under the September 2024 program may be made in open-market or privately negotiated transactions. See Note 16 to the Consolidated Financial Statements and "Market for Registrant's Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities" for additional information.

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
On November 15, 2022, we entered into a delayed draw term loan credit agreement (the 2022 DDTL Credit Agreement) totaling up to $500 million scheduled to mature on November 15, 2025. Loans under the 2022 DDTL Credit Agreement bear interest at the rates specified in the 2022 DDTL Credit Agreement, which vary based on the type of loan and certain other conditions. The 2022 DDTL Credit Agreement contains customary representations and warranties, affirmative and negative covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the 2022 DDTL Credit Agreement) of not less than 3.25:1.00, and events of default for credit facilities of this type. We borrowed $500 million under the 2022 DDTL Credit Agreement on March 13, 2023, and used the proceeds and cash on hand to repay the 3.65% $566 million Notes that matured on March 15, 2023. On April 5, 2024, we repaid $100 million of the $500 million outstanding under the 2022 DDTL Credit Agreement.
On April 16, 2024, we terminated our existing revolving credit facility dated September 27, 2021 (as amended on April 4, 2023). On April 16, 2024, we entered into a Five-Year Credit Agreement for an unsecured, senior revolving credit facility (the 2024 Revolving Credit Facility Agreement) in an aggregate principal amount equal to $1.85 billion with a maturity date of April 16, 2029, or such later date as extended pursuant to the terms set forth in the 2024 Revolving Credit Facility Agreement. The 2024 Revolving Credit Facility Agreement remained unused at July 28, 2024, except for $1 million of standby letters of credit that we issued under it. We may increase the 2024 Revolving Credit Facility Agreement commitments up to an additional $500 million, subject to the satisfaction of certain conditions. Loans under the 2024 Revolving Credit Facility Agreement will bear interest at the rates specified in the 2024 Revolving Credit Facility Agreement, which vary based on the type of loan and certain other conditions. The 2024 Revolving Credit Facility Agreement facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense of not less than 3.25:1.00 and customary events of default for credit facilities of this type. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.

As of July 28, 2024, we had $1.423 billion of short-term borrowings due within one year, of which $250 million was comprised of commercial paper borrowings. As of July 28, 2024, we issued $28 million of standby letters of credit.
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
See Note 13 to the Consolidated Financial Statements for a summary of our principal payments for short-term borrowings and long-term debt obligations as of July 28, 2024. Interest payments primarily for short-term borrowings and long-term debt as of July 28, 2024 are approximately as follows: $319 million in 2025; $476 million in 2026 through 2027; $348 million in 2028 through 2029; and $1.336 billion from 2030 through maturity. Interest payments are based on principal amounts and coupons or contractual rates at fiscal year end.
Purchase commitments represent purchase orders and long-term purchase arrangements related to the procurement of ingredients, supplies, machinery, equipment, contract manufacturing and services. As of July 28, 2024, purchase commitments totaled approximately $1.879 billion. Approximately $1.303 billion of these purchase commitments will be settled in the ordinary course of business in the next 12 months and the balance of $576 million from 2026 through 2031.
See Note 11 to the Consolidated Financial Statements for a summary of our lease obligations as of July 28, 2024.
As of July 28, 2024, we have a pension liability of $103 million and a postretirement benefit obligation of $145 million. As of July 28, 2024, we also have a pension asset of $143 million based on the funded status of certain plans. See Note 10 to the Consolidated Financial Statements and "Critical Accounting Estimates" for further discussion of our pension and postretirement benefit obligations.
Off-Balance Sheet Arrangements and Other Commitments
We guarantee approximately 4,700 bank loans made to independent contractor distributors by third-party financial institutions for the purchase of distribution routes. The maximum potential amount of the future payments under existing guarantees we could be required to make is $522 million as of July 28, 2024. Our guarantees are indirectly secured by the distribution routes. We do not expect that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed.
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
MARKET RISK SENSITIVITY
The principal market risks to which we are exposed are changes in foreign currency exchange rates, interest rates and commodity prices. In addition, we are exposed to equity price changes related to certain deferred compensation obligations. We manage our foreign currency exposures by utilizing foreign exchange forward and option contracts. We enter into foreign exchange forward and option contracts for periods consistent with related underlying exposures, and the contracts do not constitute positions independent of those exposures. We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and we may utilize interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, soybean oil, natural gas, cocoa, aluminum, corn and soybean meal. We do not enter into derivative contracts for speculative purposes and do not use leveraged instruments.
The information below summarizes our market risks associated with significant financial instruments as of July 28, 2024. Fair values included herein have been determined based on quoted market prices or pricing models using current market rates. The information presented below should be read in conjunction with Notes 13, 14 and 15 to the Consolidated Financial Statements.
We are exposed to foreign currency exchange risk, primarily the Canadian dollar and Euro, related to intercompany transactions and third-party transactions. We utilize foreign exchange forward purchase and sale contracts and option contracts to hedge these exposures. The notional amounts of the contracts as of July 28, 2024, and July 30, 2023, were $297 million and $140 million, respectively. The aggregate fair value of all contracts was a gain of $2 million as of July 28, 2024, and a loss of

$1 million as of July 30, 2023. A hypothetical 10% fluctuation in exchange rates would impact the fair value of our outstanding foreign exchange contracts by approximately $16 million as of July 28, 2024, and $17 million as of July 30, 2023, which would generally be offset by inverse changes on the underlying hedged items.
As of July 28, 2024, we had outstanding variable-rate debt of $650 million with an average interest rate of 6.20%. As of July 30, 2023, we had outstanding variable-rate debt of $678 million with an average interest rate of 6.18%. A hypothetical 100-basis-point increase in average interest rates applied to our variable-rate debt balances throughout 2024 and 2023 would have increased annual interest expense in those years by approximately $7 million and $4 million, respectively.
As of July 28, 2024, we had outstanding fixed-rate debt of $6.584 billion with a weighted average interest rate of 4.38%. As of July 30, 2023, we had outstanding fixed-rate debt of $4.041 billion with a weighted average interest rate of 3.79%. The fair value of fixed-rate debt was $6.216 billion as of July 28, 2024 and $3.615 billion as of July 30, 2023. As of July 28, 2024, and July 30, 2023, a hypothetical 100-basis-point increase in interest rates would decrease the fair value of our fixed-rate debt by approximately $312 million and $221 million, respectively, while a hypothetical 100-basis-point decrease in interest rates would increase the fair value of our fixed-rate debt by approximately $348 million and $256 million, respectively. The impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt. From time to time, we may use interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. We manage our exposure to interest volatility on future debt issuances by entering into forward starting interest rate swaps or treasury lock contracts to hedge the rate on the interest payments related to the anticipated debt issuance. There were no forward starting interest rate swaps or treasury lock contracts outstanding as of July 28, 2024 and July 30, 2023. We settled forward starting interest rate swaps with a notional value of $1.1 billion in March 2024 at a loss of $11 million. The $11 million loss on these instruments was recorded in other comprehensive income (loss) and will be recognized as additional interest expense over the 10-year, 5-year, and 3-year lives of the debt issued in March 2024. Subsequent to July 28, 2024, we entered into forward starting interest rate swaps accounted for as cash-flow hedges with a notional value of $450 million related to an anticipated debt issuance. The forward starting interest rate swaps mature in January 2025.
We enter into commodity futures, options and swap contracts, and a supply contract under which prices for certain raw materials are established based on anticipated volume requirements to reduce the volatility of price fluctuations for commodities. As of July 28, 2024, the total notional amount of the contracts was $248 million, and the aggregate fair value of these contracts was a loss of $10 million. As of July 30, 2023, the total notional amount of these contracts was $241 million, and the aggregate fair value of these contracts was a gain of $11 million. A hypothetical 10% fluctuation in commodity prices would impact the fair value of our outstanding commodity contracts by approximately $24 million as of July 28, 2024, and $25 million as of July 30, 2023, which would generally be offset by inverse changes on the underlying hedged items.
We enter into swap contracts which hedge a portion of exposures relating to the total return of certain deferred compensation obligations. The notional amount of the contracts was $71 million as of July 28, 2024, and $42 million as of July 30, 2023. The fair value of these contracts was a gain of $3 million as of July 28, 2024, and a gain of $4 million as of July 30, 2023. A hypothetical 10% fluctuation in equity price changes would impact the fair value of our outstanding swap contracts by $7 million as of July 28, 2024, and $5 million as of July 30, 2023, which would generally be offset by inverse changes on the underlying hedged items.
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
Trade and consumer promotion programs — We offer various sales incentive programs to customers and consumers, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees and coupons. The mix between these forms of variable consideration, which are classified as reductions in revenue and recognized upon sale, and advertising or other marketing activities, which are classified as marketing and selling expenses, fluctuates between periods based on our overall marketing plans. The measurement and recognition of the costs for trade and consumer promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors, including expected volume. Typically, programs that are offered have a very short duration. Historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual financial statements. Differences between estimates and actual costs are recognized as a change in estimate in a subsequent period. However, actual expenses may differ if the level of redemption rates and performance were to vary from estimates. Accrued trade and consumer promotion liabilities as of July 28, 2024 and July 30, 2023 were $186 million and $156 million, respectively.
Valuation of long-lived assets — Fixed assets and amortizable intangible assets are reviewed for impairment as events or changes in circumstances occur indicating that the carrying value of the asset may not be recoverable. Undiscounted cash flow analyses are used to determine if the carrying amount of the asset is recoverable. If impairment is determined to exist, the charge is calculated based on estimated fair value.
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
As of July 28, 2024, the carrying value of goodwill was $5.077 billion. which included $1.116 billion from the acquisition of Sovos Brands. The carrying values of the reporting units associated with the Sovos Brands acquisition approximate fair value. Based on our assessments, all of our reporting units excluding the reporting units associated with the Sovos Brands acquisition had fair values that significantly exceeded carrying values.
In the fourth quarter of 2024, we recognized an impairment charge of $53 million on certain salty snacks and cookie trademarks within our Snacks segment, including Tom’s, Jays, Kruncher’s, O-Ke-Doke, Stella D’oro and Archway, collectively referred to as our "Allied brands." In 2024, sales and operating performance were below expectations due in part to competitive pressure and reduced margins. In the fourth quarter of 2024, based on recent performance and the reevaluation of the position of the Allied brands within our portfolio, we lowered our near-term and long-term outlook for future sales and operating performance. As of July 28, 2024, the carrying value of the Allied brands trademark was $43 million.
In the fourth quarter of 2024, we performed an impairment assessment on the assets in our Pop Secret popcorn business within our Snacks segment as sales and operating performance were below expectations due in part to competitive pressure and reduced margins, and as we pursued divesting the business. As a result of these factors, in the fourth quarter of 2024, we lowered our long-term outlook for the business and recognized an impairment charge of $76 million on the trademark. As of July 28, 2024, the carrying value of the trademark was $28 million. The sale of the business was completed on August 26, 2024.
As of July 28, 2024, the carrying value of indefinite-lived trademarks was $3.882 billion as detailed below:

(Millions)
Rao's	$1,470
Snyder's of Hanover	620
Lance	350
Kettle Brand	318
Pace	292
Pacific Foods	280
Cape Cod	187
Various other Snacks(1)	365
Total	$3,882
_____________________________________
(1)Associated with the acquisition of Snyder's-Lance and includes the Pop Secret and Allied brands trademarks.

The $1.47 billion carrying value of the Rao's trademark associated with the Sovos Brands acquisition approximates fair value. Holding all other assumptions used in the acquisition valuation measurement constant, changes in the assumptions below would reduce the fair value of this trademark and result in impairment charges of approximately:

(Millions)	Rao's
1% increase in the weighted-average cost of capital	$215
1% reduction in revenue growth	$95
1% decrease in royalty rate	$155
Excluding the Rao's trademark and the Pop Secret trademark, which was sold on August 26, 2024, as of the 2024 annual impairment testing, indefinite-lived trademarks with approximately 10% or less of excess coverage of fair value over carrying value had an aggregate carrying value of $1.293 billion and included the Snyder's of Hanover, Pace, Pacific Foods and certain other Snacks trademarks. Although assumptions are generally interdependent and do not change in isolation, sensitivities to changes are provided below. Holding all other assumptions in our 2024 impairment testing constant, changes in the assumptions below would reduce fair value of trademarks and result in impairment charges of approximately:

(Millions)	Snyder's of Hanover	Pace	Pacific Foods	Various other Snacks
1% increase in the weighted-average cost of capital	$45	$10	$40	$15
1% reduction in revenue growth	$—	$—	$15	$10
1% decrease in royalty rate	$5	$5	$45	$45
While the 1% changes in assumptions would not result in impairment charges on our other trademarks, some changes would reduce the excess coverage of fair value over carrying value to less than 10% for the Cape Cod trademark.
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
As of July 28, 2024, we have a pension liability of $103 million and a postretirement benefit obligation of $145 million. As of July 28, 2024, we also have a pension asset of $143 million based on the funded status of certain plans.
Net periodic pension and postretirement benefit expense (income) and actuarial losses (gains) included within net periodic pension and benefit expense (income) were as follows:

(Millions)	2024	2023	2022
Total net periodic pension and postretirement benefit expense (income)	$39	$(22)	$(7)
Actuarial losses (gains)	$33	$(15)	$44

The actuarial losses recognized in 2024 were primarily due to decreases in discount rates used to determine the benefit obligation and plan experience, partially offset by gains on plan assets. The actuarial gains recognized in 2023 were primarily due to increases in discount rates used to determine the benefit obligation, partially offset by losses on plan assets and plan experience. The actuarial losses recognized in 2022 were primarily due to losses on plan assets, partially offset by increases in discount rates used to determine the benefit obligation.
Significant weighted-average assumptions as of the end of the year were as follows:

	2024	2023	2022
Pension
Discount rate for benefit obligations	5.28%	5.46%	4.58%
Expected return on plan assets	6.40%	6.38%	6.40%
Postretirement
Discount rate for obligations	5.23%	5.47%	4.48%
Based on benefit obligations and plan assets as of July 28, 2024, estimated sensitivities to 2025 annual net periodic pension and postretirement cost are as follows:
•a 50-basis-point increase in the discount rate would result in expense of approximately $5 million and would result in an immediate actuarial gain recognition of approximately $43 million;
•a 50-basis-point decline in the discount rate would result in income of approximately $5 million and would result in an immediate actuarial loss recognition of approximately $47 million; and
•a 50-basis-point reduction in the estimated return on assets assumption would result in expense of approximately $6 million.
Contributions to pension plans were not material in 2024, 2023 and 2022 and are not expected to be material in 2025.
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
•disruptions in or inefficiencies to our supply chain and/or operations, including reliance on key contract manufacturer and supplier relationships;
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
•our indebtedness and ability to pay such indebtedness; and
•unforeseen business disruptions or other impacts due to political instability, civil disobedience, geopolitical conflicts, extreme weather conditions, natural disasters, pandemics or other outbreaks of disease or other calamities.
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

Item 8. Financial Statements and Supplementary Data

CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(millions, except per share amounts)

	2024	2023	2022
Net sales	$9,636	$9,357	$8,562
Costs and expenses
Cost of products sold	6,665	6,440	5,935
Marketing and selling expenses	833	811	734
Administrative expenses	737	654	617
Research and development expenses	102	92	87
Other expenses / (income)	261	32	21
Restructuring charges	38	16	5
Total costs and expenses	8,636	8,045	7,399
Earnings before interest and taxes	1,000	1,312	1,163
Interest expense	249	188	189
Interest income	6	4	1
Earnings before taxes	757	1,128	975
Taxes on earnings	190	270	218
Net earnings	567	858	757
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—
Net earnings attributable to Campbell Soup Company	$567	$858	$757
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$1.90	$2.87	$2.51
Weighted average shares outstanding — basic	298	299	301
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$1.89	$2.85	$2.51
Weighted average shares outstanding — assuming dilution	300	301	302
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(millions)

	2024			2023			2022
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings			$567			$858			$757
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(9)	$—	(9)	$(1)	$—	(1)	$(6)	$—	(6)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(5)	1	(4)	5	(1)	4	17	(3)	14
Reclassification adjustment for losses (gains) included in net earnings	(1)	—	(1)	(10)	2	(8)	(12)	2	(10)
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	—	—	—	—	—	—	(1)	—	(1)
Other comprehensive income (loss)	$(15)	$1	(14)	$(6)	$1	(5)	$(2)	$(1)	(3)
Total comprehensive income (loss)			$553			$853			$754
Total comprehensive income (loss) attributable to noncontrolling interests			—			—			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$553			$853			$754
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(millions, except per share amounts)

	July 28, 2024	July 30, 2023
Current assets
Cash and cash equivalents	$108	$189
Accounts receivable, net	630	529
Inventories	1,386	1,291
Other current assets	66	52
Total current assets	2,190	2,061
Plant assets, net of depreciation	2,698	2,398
Goodwill	5,077	3,965
Other intangible assets, net of amortization	4,716	3,142
Other assets	554	492
Total assets	$15,235	$12,058
Current liabilities
Short-term borrowings	$1,423	$191
Accounts payable	1,311	1,306
Accrued liabilities	720	592
Dividends payable	115	113
Accrued income taxes	7	20
Total current liabilities	3,576	2,222
Long-term debt	5,761	4,498
Deferred taxes	1,426	1,067
Other liabilities	676	608
Total liabilities	11,439	8,395
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	437	420
Earnings retained in the business	4,569	4,451
Capital stock in treasury, at cost	(1,207)	(1,219)
Accumulated other comprehensive income (loss)	(17)	(3)
Total Campbell Soup Company shareholders' equity	3,794	3,661
Noncontrolling interests	2	2
Total equity	3,796	3,663
Total liabilities and equity	$15,235	$12,058
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(millions)

	2024	2023	2022
Cash flows from operating activities:
Net earnings	$567	$858	$757
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	129	—	—
Restructuring charges	38	16	5
Stock-based compensation	99	63	59
Amortization of inventory fair value adjustment from acquisition	17	—	—
Pension and postretirement benefit expense (income)	39	(22)	(7)
Depreciation and amortization	411	387	337
Deferred income taxes	(47)	(5)	21
Net loss on sale of business	—	13	—
Loss on extinguishment of debt	—	—	4
Other	138	100	88
Changes in working capital, net of acquisition and divestiture
Accounts receivable	(16)	(1)	48
Inventories	11	(64)	(314)
Other current assets	4	13	25
Accounts payable and accrued liabilities	(128)	(164)	200
Other	(77)	(51)	(42)
Net cash provided by operating activities	1,185	1,143	1,181
Cash flows from investing activities:
Purchases of plant assets	(517)	(370)	(242)
Purchases of route businesses	(29)	(13)	(1)
Sales of route businesses	34	1	2
Business acquired, net of cash acquired	(2,617)	—	—
Sale of business	—	41	—
Other	1	1	11
Net cash used in investing activities	(3,128)	(340)	(230)
Cash flows from financing activities:
Short-term borrowings, including commercial paper and delayed draw term loan	5,622	3,677	1,173
Short-term repayments, including commercial paper and delayed draw term loan	(5,576)	(3,749)	(997)
Long-term borrowings	2,496	500	—
Long-term repayments	(100)	(566)	—
Dividends paid	(445)	(447)	(451)
Treasury stock purchases	(67)	(142)	(167)
Treasury stock issuances	2	22	3
Payments related to tax withholding for stock-based compensation	(46)	(19)	(18)
Payments related to extinguishment of debt	—	—	(453)
Payments of debt issuance costs	(23)	—	—
Other	—	1	—
Net cash provided by (used in) financing activities	1,863	(723)	(910)
Effect of exchange rate changes on cash	(1)	—	(1)
Net change in cash and cash equivalents	(81)	80	40
Cash and cash equivalents — beginning of period	189	109	69
Cash and cash equivalents — end of period	$108	$189	$109
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at August 1, 2021	323	$12	(21)	$(1,021)	$414	$3,742	$5	$2	$3,154
Net earnings (loss)						757		—	757
Other comprehensive income (loss)							(3)	—	(3)
Dividends ($1.48 per share)						(451)			(451)
Treasury stock purchased			(4)	(167)					(167)
Treasury stock issued under stock-based compensation plans			1	50	1	(8)			43
Balance at July 31, 2022	323	12	(24)	(1,138)	415	4,040	2	2	3,333
Net earnings (loss)						858		—	858
Other comprehensive income (loss)							(5)	—	(5)
Dividends ($1.48 per share)						(447)			(447)
Treasury stock purchased			(3)	(142)					(142)
Treasury stock issued under stock-based compensation plans			2	61	5	—			66
Balance at July 30, 2023	323	12	(25)	(1,219)	420	4,451	(3)	2	3,663
Net earnings (loss)						567		—	567
Other comprehensive income (loss)							(14)	—	(14)
Dividends ($1.48 per share)						(449)			(449)
Replacement share-based awards issued in connection with Sovos Brands, Inc. acquisition(1)					42				42
Treasury stock purchased			(2)	(67)					(67)
Treasury stock issued under stock-based compensation plans			2	79	(25)	—			54
Balance at July 28, 2024	323	$12	(25)	$(1,207)	$437	$4,569	$(17)	$2	$3,796
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
Basis of Presentation — The consolidated financial statements include our accounts and entities in which we maintain a controlling financial interest. Intercompany transactions are eliminated in consolidation. Our fiscal year ends on the Sunday nearest July 31. There were 52 weeks in 2024, 2023, and 2022. There will be 53 weeks in 2025.
Use of Estimates — Generally accepted accounting principles require management to make estimates and assumptions that affect assets, liabilities, revenues and expenses. Actual results could differ from those estimates.
Revenue Recognition — Our revenues primarily consist of the sale of food and beverage products through our own sales force and/or third-party brokers and distribution partners. Revenues are recognized when our performance obligation has been satisfied and control of the product passes to our customers, which typically occurs when products are delivered. Shipping and handling costs incurred to deliver the product are recorded within Cost of products sold. Amounts billed and due from our customers are classified as Accounts receivable in the Consolidated Balance Sheets and require payment on a short-term basis. Revenues are recognized net of provisions for returns, discounts and certain sales promotion expenses, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees and coupon redemption costs. These forms of variable consideration are recognized upon sale. The recognition of costs for promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors, including expected volume. Historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual financial statements. Differences between estimates and actual costs are recognized as a change in estimate in a subsequent period. Revenues are presented on a net basis for arrangements under which suppliers perform certain additional services. See Note 7 for additional information on disaggregation of revenue.
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
Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment as events or changes in circumstances occur indicating that the carrying value of the asset may not be recoverable. Undiscounted cash flow analyses are used to determine if the carrying amount of the asset is recoverable. If impairment is determined to exist, the charge is calculated based on estimated fair value.

See Note 6 for more information.
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
See Note 11 for more information.
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
In September 2022, the FASB issued guidance that enhances the transparency of supplier finance programs by requiring disclosure of the key terms of these programs and a related rollforward of these obligations to understand the effect on working capital, liquidity and cash flows. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods in those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We adopted the guidance in the fourth quarter of 2023, with the exception of the rollforward information. The adoption did not have a material impact on our consolidated financial statements. See Note 19 for additional information.
Accounting Pronouncements Not Yet Adopted
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
The cash portion of the acquisition was funded through a Delayed Draw Term Loan Credit Agreement (the 2024 DDTL Credit Agreement) of $2 billion and cash on hand. See Note 13 for additional information.
The table below presents the fair value that was allocated to acquired assets and assumed liabilities:

(Millions)	Estimated Fair Value
Cash	$240
Accounts receivable	96
Inventories	130
Other current assets	5
Plant assets	100
Other intangible assets	1,776
Other assets	16
Total assets acquired	$2,363
Accounts payable	$96
Accrued liabilities	56
Accrued income taxes	1
Long-term debt	9
Deferred taxes	407
Other liabilities	11
Total liabilities assumed	$580
Net assets acquired	$1,783
Goodwill	1,116
Total consideration	$2,899
The excess of the purchase price over the estimated fair values of identifiable net assets was recorded as $1.116 billion of goodwill. The goodwill is not deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities, anticipated synergies, and intangible assets that did not qualify for separate recognition. The goodwill is included in the Meals & Beverages segment.

The purchase price allocation of Sovos Brands is preliminary and is subject to the finalization of certain items, including valuations and tax balances, which will be completed within the allowable measurement period.
The identifiable intangible assets of Sovos Brands consist of:

(Millions)	Type	Life in Years			Value
Trademarks	Non-amortizable	Indefinite			$1,470
Trademarks	Amortizable	20			76
Customer relationships	Amortizable	20	to	30	230
Total identifiable intangible assets					$1,776
The fair value of trademarks is determined using a relief from royalty valuation method based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average costs of capital and assumed royalty rates. As of July 28, 2024, Sovos Brands amortizable intangible assets had a weighted-average remaining useful life of 27 years.
We incurred transaction costs and integration costs, including costs to achieve synergies, of $128 million associated with the Sovos Brands acquisition in 2024. Approximately $35 million represented transaction costs, including outside advisory costs, recorded in Other expenses / (income). In addition, we recognized $2 million in Interest expense related to financing fees associated with the 2024 DDTL Credit Agreement. Integration costs included expenses associated with accelerated vesting of replacement awards, severance and retention bonuses, amortization of the acquisition date fair value adjustment to inventories and other costs. Integration costs recognized in 2024 included the following:
•$18 million in Costs of products sold, $17 million of which related to the amortization of the acquisition date fair value adjustment to inventories;
•$3 million of Marketing and selling expenses;
•$47 million of Administrative expenses;
•$2 million of Research and development expenses; and
•$21 million of Restructuring charges to achieve synergies. See Note 8 for additional information.
For the period March 12, 2024 through July 28, 2024, the Sovos Brands acquisition contributed $423 million to Net sales and a loss of $84 million to Net earnings, including the effect of transaction and integration costs and interest expense on the debt to finance the acquisition.
The following unaudited summary information is presented on a consolidated pro forma basis as if the Sovos Brands acquisition had occurred on August 1, 2022:

(Millions)	2024	2023
Net sales	$10,354	$10,316
Net earnings attributable to Campbell Soup Company	$592	$677
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
4. Divestiture
On May 30, 2023, we completed the sale of our Emerald nuts business for $41 million. We recognized a pre- and after-tax loss on the sale of $13 million. In connection with the sale, we provided certain transition services to support the business. The business had net sales of $51 million in 2023 and $66 million in 2022. Earnings were not material in the periods. The results of the business through the date of sale were reflected within the Snacks reportable segment.

5. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	Foreign Currency Translation Adjustments(1)	Cash-Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at August 1, 2021	$6	$(4)	$3	$5
Other comprehensive income (loss) before reclassifications	(6)	14	—	8
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(10)	(1)	(11)
Net current-period other comprehensive income (loss)	(6)	4	(1)	(3)
Balance at July 31, 2022	$—	$—	$2	$2
Other comprehensive income (loss) before reclassifications	(1)	4	—	3
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(8)	—	(8)
Net current-period other comprehensive income (loss)	(1)	(4)	—	(5)
Balance at July 30, 2023	$(1)	$(4)	$2	$(3)
Other comprehensive income (loss) before reclassifications	(9)	(4)	—	(13)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Net current-period other comprehensive income (loss)	(9)	(5)	—	(14)
Balance at July 28, 2024	$(10)	$(9)	$2	$(17)
_____________________________________
(1)Included no tax as of July 28, 2024, July 30, 2023, July 31, 2022, and August 1, 2021.
(2)Included a tax benefit of $2 million as of July 28, 2024, and $1 million as of July 30, 2023, no tax as of July 31, 2022, and a tax benefit of $1 million as of August 1, 2021.
(3)Included tax expense of $1 million as of July 28, 2024, July 30, 2023, July 31, 2022, and August 1, 2021.
Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	2024	2023	2022	Location of Loss (Gain) Recognized in Earnings
Losses (gains) on cash-flow hedges:
Commodity contracts	$—	$(3)	$(14)	Cost of products sold
Foreign exchange contracts	(3)	(8)	1	Cost of products sold
Forward starting interest rate swaps	2	1	1	Interest expense
Total before tax	(1)	(10)	(12)
Tax expense (benefit)	—	2	2
Loss (gain), net of tax	$(1)	$(8)	$(10)

Pension and postretirement benefit adjustments:
Prior service credit	$—	$—	$(1)	Other expenses / (income)
Tax expense (benefit)	—	—	—
Loss (gain), net of tax	$—	$—	$(1)

6. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill:

(Millions)	Meals & Beverages	Snacks	Total
Net balance at July 31, 2022	$993	$2,986	$3,979
Divestiture(1)	—	(11)	(11)
Foreign currency translation adjustment	(3)	—	(3)
Net balance at July 30, 2023	$990	$2,975	$3,965
Acquisition(2)	1,116	—	1,116
Foreign currency translation adjustment	(4)	—	(4)
Net balance at July 28, 2024	$2,102	$2,975	$5,077
_____________________________________
(1)See Note 4 for additional information on the sale of the Emerald nuts business.
(2)See Note 3 for additional information on the acquisition of Sovos Brands.
Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill:

	2024			2023
(Millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships(1)	$1,060	$(300)	$760	$830	$(229)	$601
Definite-lived trademarks(1)	76	(2)	74	—	—	—
Total amortizable intangible assets	$1,136	$(302)	$834	$830	$(229)	$601
Indefinite-lived trademarks
Rao's(1)			$1,470			$—
Snyder's of Hanover			620			620
Lance			350			350
Kettle Brand			318			318
Pace			292			292
Pacific Foods			280			280
Cape Cod			187			187
Various other Snacks(2)			365			494
Total indefinite-lived trademarks			$3,882			$2,541
Total net intangible assets			$4,716			$3,142
_____________________________________
(1)As part of the Sovos Brands acquisition, we acquired the Rao's indefinite-lived trademark of $1.47 billion, customer relationships of $230 million and definite-lived trademarks of $76 million. See Note 3 for additional information.
(2)Associated with the acquisition of Snyder's-Lance, Inc. (Snyder's-Lance) and includes the Pop Secret and Allied brands trademarks.
Amortization expense was $73 million for 2024, $48 million for 2023 and $41 million for 2022. Amortization expense in 2024 and 2023 included accelerated amortization expense of $27 million and $7 million, respectively, on customer relationships which began in the fourth quarter of 2023 due to the loss of certain contract manufacturing customers. As of July 28, 2024, amortizable intangible assets had a weighted-average remaining useful life of 19 years. Amortization expense is estimated to be approximately $71 million in 2025 and $46 million per year for the following four years.
In the fourth quarter of 2024, we recognized an impairment charge of $53 million on certain salty snacks and cookie trademarks within our Snacks segment, including Tom’s, Jays, Kruncher’s, O-Ke-Doke, Stella D’oro and Archway, collectively referred to as our "Allied brands." In 2024, sales and operating performance were below expectations due in part to competitive pressure and reduced margins. In the fourth quarter of 2024, based on recent performance, we reevaluated the position of the

Allied brands within our portfolio and lowered our near-term and long-term outlook for future sales and operating performance. As of July 28, 2024, the carrying value of the Allied brands trademark was $43 million.
In the fourth quarter of 2024, we performed an assessment on the assets in our Pop Secret popcorn business within our Snacks segment as sales and operating performance were below expectations due in part to competitive pressure and reduced margins, and as we pursued divesting the business. As a result of these factors, in the fourth quarter of 2024, we reduced our long-term outlook for the business and recognized an impairment charge of $76 million on the trademark. As of July 28, 2024, the carrying value of the trademark was $28 million. The sale of the business was completed on August 26, 2024.
The impairment charges were recorded in Other expenses / (income) in the Consolidated Statement of Earnings.
The $1.47 billion carrying value of the Rao's trademark associated with the Sovos Brands acquisition approximates fair value. Excluding the carrying value of the Rao's trademark and the Pop Secret trademark, as of the 2024 annual impairment testing, indefinite-lived trademarks with approximately 10% or less of excess coverage of fair value over carrying value had an aggregate carrying value of $1.293 billion and included the Snyder's of Hanover, Pace, Pacific Foods and certain other Snacks trademarks.
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
7. Segment Information
Our reportable segments are as follows:
•Meals & Beverages, which consists of our soup, simple meals and beverages products in retail and foodservice in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; V8 juices and beverages; Campbell’s tomato juice; and as of March 12, 2024, Rao's pasta sauces, dry pasta, frozen entrées, frozen pizza and soups; Michael Angelo's frozen entrées and pasta sauces; and noosa yogurts. The segment also includes snacking products in foodservice and Canada; and
•Snacks, which consists of Pepperidge Farm cookies*, crackers, fresh bakery and frozen products, including Goldfish crackers*, Snyder’s of Hanover pretzels*, Lance sandwich crackers*, Cape Cod potato chips*, Kettle Brand potato chips*, Late July snacks*, Snack Factory pretzel crisps*, and other snacking products in retail in the U.S. We refer to the * brands as our "power brands." The segment also includes the retail business in Latin America. The segment included the results of our Emerald nuts business, which was sold on May 30, 2023, and our Pop Secret popcorn business, which was sold on August 26, 2024.
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
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 22% of consolidated net sales in 2024, 2023, and 2022. Both of our reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates.

(Millions)	2024	2023	2022
Net sales
Meals & Beverages	$5,258	$4,907	$4,607
Snacks	4,378	4,450	3,955
Total	$9,636	$9,357	$8,562

(Millions)	2024	2023	2022
Earnings before interest and taxes
Meals & Beverages	$974	$894	$874
Snacks	648	640	517
Corporate income (expense)(1)	(584)	(206)	(223)
Restructuring charges(2)	(38)	(16)	(5)
Total	$1,000	$1,312	$1,163

(Millions)	2024	2023	2022
Depreciation and amortization
Meals & Beverages	$163	$151	$131
Snacks	228	211	185
Corporate(3)	20	25	21
Total	$411	$387	$337

(Millions)	2024	2023	2022
Capital expenditures
Meals & Beverages	$147	$129	$76
Snacks	279	199	120
Corporate(3)	91	42	46
Total	$517	$370	$242
_______________________________________
(1)Represents unallocated items. Pension and postretirement actuarial gains and losses are included in Corporate. There were actuarial losses of $33 million in 2024, gains of $15 million in 2023, and losses of $44 million in 2022. Costs related to the cost savings and optimization initiatives were $92 million, $50 million and $26 million in 2024, 2023 and 2022, respectively. Unrealized mark-to-market adjustments on outstanding undesignated commodity hedges were losses of $22 million in 2024, gains of $21 million in 2023, and losses of $59 million in 2022. Accelerated amortization expense related to customer relationship intangible assets was $27 million and $7 million in 2024 and 2023, respectively. Costs associated with the acquisition of Sovos Brands were $105 million and $5 million in 2024 and 2023, respectively. Intangible asset impairment charges were $129 million in 2024. Costs of $3 million related to a cybersecurity incident were included in 2024. Litigation expenses related to the Plum baby food and snacks business, which was divested on May, 3, 2021, and certain other litigation matters were $5 million and were included in 2024. A loss of $13 million on the sale of our Emerald nuts business was included in 2023.
(2)See Note 8 for additional information.
(3)Represents primarily corporate offices and enterprise-wide information technology systems.
Our net sales based on product categories are as follows:

(Millions)	2024	2023	2022
Net sales
Soup	$2,709	$2,740	$2,615
Snacks	4,597	4,643	4,103
Other simple meals	1,618	1,205	1,091
Beverages	712	769	753
Total	$9,636	$9,357	$8,562
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

8. Restructuring Charges, Cost Savings Initiatives and Other Optimization Initiatives
Multi-year Cost Savings Initiatives and Snyder's-Lance Cost Transformation Program and Integration
Continuing Operations
Beginning in 2015, we implemented initiatives to reduce costs and to streamline our organizational structure.
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
In 2022, we expanded these initiatives as we continued to pursue cost savings by further optimizing our supply chain and manufacturing network and through effective cost management. In the second quarter of 2023, we announced plans to consolidate our Snacks offices in Charlotte, North Carolina, and Norwalk, Connecticut, into our headquarters in Camden, New Jersey.
A summary of the pre-tax charges recorded in the Consolidated Statements of Earnings related to these initiatives is as follows:

(Millions)	2024	2023	2022	Recognized as of July 28, 2024
Restructuring charges	$17	$16	$5	$297
Administrative expenses	54	24	20	437
Cost of products sold	26	18	5	128
Marketing and selling expenses	4	5	1	23
Research and development expenses	3	3	—	10
Total pre-tax charges	$104	$66	$31	$895
A summary of the pre-tax costs associated with these initiatives is as follows:

(Millions)	Recognized as of July 28, 2024
Severance pay and benefits	$253
Asset impairment/accelerated depreciation	134
Implementation costs and other related costs	508
Total	$895
Of the aggregate $895 million pre-tax costs incurred to date, approximately $720 million were cash expenditures. In addition, we invested $543 million in capital expenditures as of July 28, 2024. The capital expenditures primarily related to a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, optimization of production within our Meals & Beverages manufacturing network, optimization of information technology infrastructure and applications, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, enhancements to our headquarters in Camden, New Jersey, and optimization of the Snyder’s-Lance warehouse and distribution network.

A summary of the restructuring activity and related reserves at July 28, 2024, is as follows:

(Millions)	Severance Pay and Benefits	Implementation Costs and Other Related Costs(3)	Asset Impairment/Accelerated Depreciation	Other Non-Cash Exit Costs(4)	Total Charges
Accrued balance at July 31, 2022	$7
2023 charges	13	26	24	3	$66
2023 cash payments	(7)
Accrued balance at July 30, 2023(1)	$13
2024 charges	13	41	28	22	$104
2024 cash payments	(8)
Accrued balance at July 28, 2024(2)	$18
_______________________________________
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
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

(Millions)	2024	Costs Incurred to Date
Meals & Beverages	$37	$288
Snacks	38	383
Corporate	29	224
Total	$104	$895
As of July 28, 2024, we have substantially completed the multi-year cost saving initiatives and Snyder's-Lance cost transformation program and integration. Certain phases that have not been fully implemented will be incorporated into the new cost savings initiatives described below.
Sovos Brands Integration Initiatives
On March 12, 2024, we completed the acquisition of Sovos Brands. See Note 3 for additional information. We have identified opportunities for cost synergies as we integrate Sovos Brands.
In 2024, we recorded Restructuring charges of $21 million related to initiatives to achieve the synergies. The charges incurred in 2024 were associated with the Meals & Beverages segment.
A summary of the restructuring activity and related reserves associated with the Sovos Brands integration at July 28, 2024, is as follows:

(Millions)	Severance Pay and Benefits
2024 charges	$21
2024 cash payments	(3)
Accrued balance at July 28, 2024(1)	$18
__________________________________
(1)Includes $5 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
Beginning in 2025, the initiatives to achieve synergies will be incorporated into the new cost savings initiatives described below.

2025 Cost Savings Initiatives
On September 10, 2024, we announced plans to implement new cost savings initiatives beginning in 2025, including initiatives to further optimize our supply chain and manufacturing network, optimization of our information technology infrastructure and targeted cost management. We also identified additional opportunities for cost synergies as we integrate Sovos Brands. As mentioned above, we substantially completed our existing multi-year cost savings initiatives and Snyder's-Lance cost transformation program and integration. Certain initiatives from that program have been incorporated into our new cost savings initiatives. Cost estimates for these new initiatives, as well as timing for certain activities, are continuing to be developed.
The total estimated pre-tax costs for actions that have been identified to date are approximately $180 million and we expect to incur substantially all of the costs through 2028. These estimates will be updated as the detailed plans are developed. We expect the costs for the actions that have been identified to date to consist of the following: approximately $25 million in severance pay and benefits; approximately $45 million in asset impairment and accelerated depreciation; and approximately $110 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 80%; Snacks - approximately 5% and Corporate - approximately 15%. Of the aggregate $180 million of pre-tax costs identified to date, we expect approximately $135 million will be cash expenditures. In addition, we expect to invest approximately $235 million in capital expenditures.
Other Optimization Initiatives
In the second quarter of 2024, we began implementation of a new initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. Pursuant to this initiative we will purchase certain Pepperidge Farm and Snyder's-Lance routes where there are opportunities to unlock greater scale in select markets, combine them and sell the combined routes to independent contractor distributors. We expect to execute this program in a staggered rollout and to incur expenses of up to approximately $115 million through 2029. In 2024, we incurred $5 million in Marketing and selling expenses related to this initiative.
9. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for 2024 and 2023 excludes less than 1 million stock options that would have been antidilutive. The earnings per share calculation for 2022 excludes approximately 1 million stock options that would have been antidilutive.
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
In June 2023, we settled $245 million of our pension benefit obligations associated with approximately 6,000 retired participants that were receiving benefits within our U.S. defined benefit pension plans. A group annuity contract was purchased on behalf of these participants with a third-party insurance provider and funded directly by $241 million from the assets of our pension plans, resulting in an actuarial gain of $4 million.
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
Components of net periodic benefit expense (income) were as follows:

	Pension			Postretirement
(Millions)	2024	2023	2022	2024	2023	2022
Service cost	$13	$13	$16	$—	$—	$—
Interest cost	65	73	49	8	7	3
Expected return on plan assets	(80)	(100)	(118)	—	—	—
Amortization of prior service credit	—	1	—	—	(1)	(1)
Actuarial losses (gains)	33	(6)	80	—	(9)	(36)
Net periodic benefit expense (income)	$31	$(19)	$27	$8	$(3)	$(34)
The components of net periodic benefit expense (income) other than the service cost component are included in Other expenses / (income) in the Consolidated Statements of Earnings.
The pension actuarial losses recognized in 2024 were primarily due to decreases in discount rates used to determine the benefit obligation and plan experience, partially offset by gains on plan assets. The pension actuarial gains recognized in 2023 were primarily due to increases in discount rates used to determine the benefit obligation and the gain from the annuity settlement, partially offset by losses on plan assets and plan experience. The pension actuarial losses recognized in 2022 were primarily due to losses on plan assets, partially offset by increases in discount rates used to determine the benefit obligation.
The postretirement actuarial gains recognized in 2023 and 2022 were primarily due to increases in discount rates used to determine the benefit obligation.
Change in benefit obligation:

	Pension		Postretirement
(Millions)	2024	2023	2024	2023
Obligation at beginning of year	$1,257	$1,737	$153	$172
Service cost	13	13	—	—
Interest cost	65	73	8	7
Actuarial losses (gains)	38	(108)	—	(9)
Benefits paid	(101)	(104)	(16)	(17)
Settlements	—	(352)	—	—
Other	(1)	—	—	—
Foreign currency adjustment	(4)	(2)	—	—
Benefit obligation at end of year	$1,267	$1,257	$145	$153
Change in the fair value of pension plan assets:

(Millions)	2024	2023
Fair value at beginning of year	$1,316	$1,763
Actual return on plan assets	86	(1)
Employer contributions	1	1
Benefits paid	(91)	(91)
Settlements	—	(352)
Foreign currency adjustment	(5)	(4)
Fair value at end of year	$1,307	$1,316

Net amounts recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
(Millions)	2024	2023	2024	2023
Other assets	$143	$164	$—	$—
Accrued liabilities	10	10	17	18
Other liabilities	93	95	128	135
Net amounts recognized asset / (liability)	$40	$59	$(145)	$(153)
Amounts recognized in Accumulated other comprehensive income (loss) consist of:

(Millions)	Postretirement
	2024	2023
Prior service credit (cost)	$3	$3
The following table provides information for pension plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets:

(Millions)	2024	2023
Projected benefit obligation	$103	$105
Accumulated benefit obligation	$102	$104
Fair value of plan assets	$—	$—
The accumulated benefit obligation for all pension plans was $1.247 billion at July 28, 2024, and $1.24 billion at July 30, 2023.
Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2024	2023	2024	2023
Discount rate	5.28%	5.46%	5.23%	5.47%
Rate of compensation increase	3.23%	3.23%	3.25%	3.25%
Interest crediting rate	4.00%	4.00%	Not applicable
Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	Pension
	2024	2023	2022
Discount rate	5.46%	5.03%	3.13%
Expected return on plan assets	6.38%	6.40%	5.82%
Rate of compensation increase	3.23%	3.23%	3.23%
Interest crediting rate	4.00%	4.00%	4.00%
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
The discount rate used to determine net periodic postretirement expense was 5.47% in 2024, 4.48% in 2023, and 2.37% in 2022.
Assumed health care cost trend rates at the end of the year:

	2024	2023
Health care cost trend rate assumed for next year	6.50%	6.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2030	2030

Pension Plan Assets
The fundamental goal underlying the investment policy is to ensure that the assets of the plans are invested in a prudent manner to earn a rate of return over time to meet the obligations of the plans as these obligations come due. The primary investment objectives include providing a total return which will promote the goal of benefit security by attaining an appropriate ratio of plan assets to plan obligations, to provide for real asset growth while also tracking plan obligations, to diversify investments across and within asset classes, to reduce volatility of pension assets relative to pension liabilities, and to follow investment practices that comply with applicable laws and regulations.
The primary policy objectives will be met by investing assets to achieve a reasonable tradeoff between return and risk relative to plan obligations, including investing a portion of the assets in funds selected in part to hedge the interest rate sensitivity to plan obligations.
The portfolio includes investments in the following asset classes: fixed income, equity, real estate and alternatives. Fixed income investments provide a moderate expected return and hedge the exposure to interest rate risk of the plans’ obligations. Equities are used for their high expected return. Additional asset classes are used to provide diversification.
Asset allocation is monitored on an ongoing basis relative to the established asset class targets. The interaction between plan assets and benefit obligations is periodically studied to assist in the establishment of strategic asset allocation targets. A key element of our investment strategy is to reduce our funded status risk in part through appropriate asset allocation within our plan assets. The investment policy permits variances from the targets within certain parameters. Asset rebalancing occurs when the underlying asset class allocations move outside these parameters, at which time the asset allocation is rebalanced back to the policy target weight.
Our year-end pension plan weighted-average asset allocations by category were:

	Strategic Target	2024	2023
Equity securities	20%	20%	27%
Debt securities	74%	73%	66%
Real estate and other	6%	7%	7%
Total	100%	100%	100%
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

The following table presents our pension plan assets by asset category at July 28, 2024, and July 30, 2023:

	Fair Value as of July 28, 2024	Fair Value Measurements at July 28, 2024 Using Fair Value Hierarchy			Fair Value as of July 30, 2023	Fair Value Measurements at July 30, 2023 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Short-term investments	$3	$1	$2	$—	$7	$3	$4	$—
Equities:
U.S.	1	—	1	—	53	51	2	—
Non-U.S.	—	—	—	—	116	115	1	—
Corporate bonds:
U.S.	416	—	416	—	448	—	448	—
Non-U.S.	85	—	85	—	87	—	87	—
Government and agency bonds:
U.S.	326	—	326	—	183	—	183	—
Non-U.S.	16	—	16	—	14	—	14	—
Municipal bonds	4	—	4	—	15	—	15	—
Mortgage and asset backed securities	—	—	—	—	19	—	19	—
Real estate	1	—	—	1	2	1	—	1
Hedge funds	7	—	—	7	8	—	—	8
Derivative assets	1	—	1	—	4	—	4	—
Derivative liabilities	(1)	—	(1)	—	(3)	—	(3)	—
Total assets at fair value	$859	$1	$850	$8	$953	$170	$774	$9
Investments measured at net asset value:
Short-term investments	$46				$69
Commingled equity funds	259				158
Commingled fixed income funds	77				79
Real estate	65				73
Hedge funds	—				2
Total investments measured at net asset value:	$447				$381
Other items to reconcile to fair value	1				(18)
Total pension plan assets at fair value	$1,307				$1,316
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
The following table summarizes the changes in fair value of Level 3 investments for the years ended July 28, 2024, and July 30, 2023:

(Millions)	Real Estate	Hedge Funds	Total
Fair value at July 30, 2023	$1	$8	$9
Actual return on plan assets	—	(1)	(1)
Purchases, sales and settlements, net	—	—	—
Transfers out of Level 3	—	—	—
Fair value at July 28, 2024	$1	$7	$8

(Millions)	Real Estate	Hedge Funds	Total
Fair value at July 31, 2022	$2	$11	$13
Actual return on plan assets	—	(1)	(1)
Purchases, sales and settlements, net	(1)	(2)	(3)
Transfers out of Level 3	—	—	—
Fair value at July 30, 2023	$1	$8	$9
Estimated future benefit payments are as follows:

(Millions)	Pension	Postretirement
2025	$130	$17
2026	$121	$16
2027	$115	$15
2028	$111	$14
2029	$105	$13
2030-2034	$484	$56
The estimated future benefit payments include payments from funded and unfunded plans.
We do not expect contributions to pension plans to be material in 2025.
Defined Contribution Plans — We sponsor a 401(k) Retirement Plan that covers substantially all U.S. employees and provide a matching contribution of 100% of employee contributions up to 4% of eligible compensation. In addition, for employees not eligible to participate in defined benefit plans that we sponsor, we provide a contribution equal to 3% of eligible compensation regardless of their participation in the 401(k) Retirement Plan. Amounts charged to Costs and expenses were $73 million in both 2024 and 2023, and $69 million in 2022.
11. Leases
We lease warehouse and distribution facilities, office space, manufacturing facilities, equipment and vehicles, primarily through operating leases.
Leases recorded on our Consolidated Balance Sheet have remaining terms primarily from 1 to 11 years.
Our fleet leases generally include residual value guarantees that are assessed at lease inception in determining ROU assets and corresponding liabilities. No other significant restrictions or covenants are included in our leases.
The components of lease costs were as follows:

(Millions)	2024	2023	2022
Operating lease cost(1)	$101	$86	$79
Finance lease - amortization of ROU assets	22	16	17
Finance lease - interest on lease liabilities	2	—	—
Short-term lease cost	66	64	56
Variable lease cost	217	207	202
Total	$408	$373	$354
__________________________________________
(1)2024 excludes costs associated with the cost savings initiatives described in Note 8.
The following table summarizes the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
(Millions)	Balance Sheet Classification	2024	2023
ROU assets, net	Other assets	$333	$275
Lease liabilities (current)	Accrued liabilities	$90	$70
Lease liabilities (noncurrent)	Other liabilities	$268	$208

	Financing Leases
(Millions)	Balance Sheet Classification	2024	2023
ROU assets, net	Plant assets, net of depreciation	$72	$27
Lease liabilities (current)	Short-term borrowings	$25	$13
Lease liabilities (noncurrent)	Long-term debt	$46	$15
Weighted-average lease terms and discount rates were as follows:

	2024		2023
	Operating	Finance	Operating	Finance
Weighted-average remaining term in years	4.8	8.2	5.1	2.6
Weighted-average discount rate	4.2%	5.0%	3.2%	2.8%

Future minimum lease payments are as follows:

(Millions)	Operating	Finance
2025	$104	$28
2026	88	24
2027	71	8
2028	51	5
2029	43	4
Thereafter	41	18
Total future undiscounted lease payments	398	87
Less imputed interest	40	16
Total reported lease liability	$358	$71
The following table summarizes cash flow and other information related to leases:

(Millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$95	$84
Operating cash flows from finance leases	$2	$—
Financing cash flows from finance leases	$20	$17

ROU assets obtained in exchange for lease obligations:
Operating leases	$153	$117
Finance leases	$55	$17

ROU assets obtained with business acquired:
Operating leases	$15	$—
Finance leases	$13	$—
12. Taxes on Earnings
The provision for income taxes on earnings consists of the following:

(Millions)	2024	2023	2022
Income taxes:
Currently payable:
Federal	$190	$229	$160
State	41	39	22
Non-U.S.	6	7	15
	237	275	197
Deferred:
Federal	(37)	(8)	29
State	(9)	2	(6)
Non-U.S.	(1)	1	(2)
	(47)	(5)	21
	$190	$270	$218

(Millions)	2024	2023	2022
Earnings before income taxes:
United States	$735	$1,105	$948
Non-U.S.	22	23	27
	$757	$1,128	$975
The following is a reconciliation of the effective income tax rate to the U.S. federal statutory income tax rate:

	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes (net of federal tax benefit)	3.2	2.9	2.2
Tax effect of international items	(0.1)	—	0.7
State income tax law changes	(0.1)	0.1	(1.0)
Nondeductible executive compensation(1)	1.5	0.4	0.5
Other	(0.4)	(0.5)	(1.0)
Effective income tax rate	25.1%	23.9%	22.4%
__________________________________________
(1)The increase in 2024 is associated with the acquisition of Sovos Brands.
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA introduces a corporate alternative minimum tax beginning in 2024, a 1% excise tax on share repurchases in excess of issuances after January 1, 2023, and several tax incentives to promote clean energy. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Equity. The provisions of the IRA did not have a material impact on our consolidated financial statements.
Deferred tax liabilities and assets are comprised of the following:

(Millions)	2024	2023
Depreciation	$353	$340
Amortization	1,260	881
Operating lease ROU assets	86	69
Pension	34	39
Other	10	8
Deferred tax liabilities	1,743	1,337
Benefits and compensation	113	112
Pension benefits	24	25
Tax loss carryforwards	7	10
Capital loss carryforwards	24	114
Operating lease liabilities	91	69
Capitalized research and development	34	15
Other	55	56
Gross deferred tax assets	348	401
Deferred tax asset valuation allowance	(29)	(129)
Deferred tax assets, net of valuation allowance	319	272
Net deferred tax liability	$1,424	$1,065
At July 28, 2024, our U.S. and non-U.S. subsidiaries had tax loss carryforwards of approximately $145 million. Of these carryforwards, $13 million may be carried forward indefinitely, and $132 million expire between 2025 and 2045, with the majority expiring after 2028. At July 28, 2024, deferred tax asset valuation allowances have been established to offset $41 million of these tax loss carryforwards. Additionally, as of July 28, 2024, our U.S. and non-U.S. subsidiaries had capital loss carryforwards of approximately $123 million, all of which were offset by valuation allowances. Of these capital loss carryforwards, $77 million expire in 2026, and $46 million may be carried forward indefinitely.

The net change in the deferred tax asset valuation allowance in 2024 was a decrease of $100 million. The decrease was primarily due to the expiration of capital loss carryforwards in 2024. The net change in the deferred tax asset valuation allowance in 2023 was a decrease of $2 million. The decrease was primarily due to state tax loss carryforwards. The net change in the deferred tax asset valuation allowance in 2022 was a decrease of $11 million. The decrease was primarily due to the liquidation of an inactive subsidiary.
As of July 30, 2023, other deferred tax assets included $12 million of state tax credit carryforwards. As of July 30, 2023, deferred tax asset valuation allowances had been established to offset the state tax credit carryforwards. As of July 28, 2024, the state tax credit carryforwards have expired.
As of July 28, 2024, we had approximately $11 million of undistributed earnings of foreign subsidiaries which are deemed to be permanently reinvested and for which we have not recognized a deferred tax liability. We estimate that the tax liability that might be incurred if permanently reinvested earnings were remitted to the U.S. would not be material. Foreign subsidiary earnings in 2021 and thereafter are not considered permanently reinvested and we have therefore recognized a deferred tax liability and expense.
A reconciliation of the activity related to unrecognized tax benefits follows:

(Millions)	2024	2023	2022
Balance at beginning of year	$15	$14	$22
Increases related to prior-year tax positions	2	—	4
Decreases related to prior-year tax positions	—	—	(10)
Increases related to current-year tax positions	2	2	1
Settlements	—	—	(2)
Lapse of statute	(2)	(1)	(1)
Balance at end of year	$17	$15	$14
The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was $14 million as of July 28, 2024, and $12 million as of July 30, 2023, and July 31, 2022. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes.
Our accounting policy for interest and penalties attributable to income taxes is to reflect any expense or benefit as a component of our income tax provision. The total amount of interest and penalties recognized in the Consolidated Statements of Earnings was not material in 2024, 2023, and 2022. The total amount of interest and penalties recognized in the Consolidated Balance Sheets in Other liabilities was $6 million as of July 28, 2024, and $5 million as of July 30, 2023.
We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities, including the U.S. and Canada. With limited exceptions, we have been audited for income tax purposes in the U.S. through 2021 and in Canada through 2016. In addition, several state income tax examinations are in progress for the years 2015 to 2023.
13. Short-term Borrowings and Long-term Debt
Short-term borrowings consist of the following:

(Millions)	2024	2023
Commercial paper	$250	$178
Notes	1,150	—
Finance leases	25	13
Other(1)	(2)	—
Total short-term borrowings	$1,423	$191
_______________________________________
(1)Includes unamortized net discount/premium on debt issuances and debt issuance costs.
The weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 5.60% as of July 28, 2024, and 5.43% as of July 30, 2023.
As of July 28, 2024, we issued $28 million of standby letters of credit.
On April 16, 2024, we terminated our existing revolving credit facility dated September 27, 2021 (as amended on April 4, 2023). On April 16, 2024, we entered into a Five-Year Credit Agreement for an unsecured, senior revolving credit facility (the 2024 Revolving Credit Facility Agreement) in an aggregate principal amount equal to $1.85 billion with a maturity date of April 16, 2029, or such later date as extended pursuant to the terms set forth in the 2024 Revolving Credit Facility Agreement. The 2024 Revolving Credit Facility Agreement remained unused at July 28, 2024, except for $1 million of standby letters of credit that we issued under it. We may increase the 2024 Revolving Credit Facility Agreement commitments up to an additional $500 million, subject to the satisfaction of certain conditions. Loans under the 2024 Revolving Credit Facility Agreement will bear interest at the rates specified in the 2024 Revolving Credit Facility Agreement, which vary based on the type of loan and certain other conditions. The 2024 Revolving Credit Facility Agreement facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense of not less than 3.25:1.00, and customary events of default for credit facilities of this type. The facility supports our commercial paper program and other general corporate purposes.
We have $1.15 billion aggregate principal amount of senior notes maturing in March 2025 that we expect to repay and/or refinance using available sources, which may include cash on hand, accessing the capital markets, commercial paper and/or revolving credit facility.
Long-term debt consists of the following:

(Millions)	2024	2023
3.95% Notes due March 15, 2025	$850	$850
3.30% Notes due March 19, 2025	300	300
Variable-rate term loan due November 15, 2025	400	500
5.30% Notes due March 20, 2026	400	—
5.20% Notes due March 19, 2027	500	—
4.15% Notes due March 15, 2028	1,000	1,000
5.20% Notes due March 21, 2029	600	—
2.375% Notes due April 24, 2030	500	500
5.40% Notes due March 21, 2034	1,000	—
3.80% Notes due August 2, 2042	163	163
4.80% Notes due March 15, 2048	700	700
3.125% Notes due April 24, 2050	500	500
Finance leases	46	15
Other(1)	(48)	(30)
Total	$6,911	$4,498
Less current portion	1,150	—
Total long-term debt	$5,761	$4,498
_______________________________________
(1)Includes unamortized net discount/premium on debt issuances and debt issuance costs.
Principal amounts of long-term debt, including finance lease obligations, maturing over the next five years are as follows:

(Millions)
2025	$1,175
2026	$819
2027	$506
2028	$1,004
2029	$603
Thereafter	$2,877
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
On November 15, 2022, we entered into a delayed draw term loan credit agreement (the 2022 DDTL Credit Agreement) totaling up to $500 million scheduled to mature on November 15, 2025. Loans under the 2022 DDTL Credit Agreement bear interest at the rates specified in the 2022 DDTL Credit Agreement, which vary based on the type of loan and certain other conditions. The 2022 DDTL Credit Agreement contains customary representations and warranties, affirmative and negative covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the 2022 DDTL Credit Agreement) of not less than 3.25:1.00, and events of default for credit facilities of this type. We borrowed $500 million under the 2022 DDTL Credit Agreement on March 13, 2023, and used the proceeds and cash on hand to repay the 3.65% $566 million Notes that matured on March 15, 2023. On April 5, 2024, we repaid $100 million of the $500 million outstanding under the 2022 DDTL Credit Agreement.
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit risk-related contingent features in our derivative instruments as of July 28, 2024, or July 30, 2023.

We are also exposed to credit risk from our customers. During 2024, our largest customer accounted for approximately 22% of consolidated net sales. Our five largest customers accounted for approximately 47% of our consolidated net sales in 2024.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk, primarily the Canadian dollar and Euro, related to intercompany transactions and third-party transactions. We utilize foreign exchange forward purchase and sale contracts and option contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $108 million as of July 28, 2024, and $125 million as of July 30, 2023. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income (loss). The notional amount of foreign exchange forward contracts and option contracts that are not designated as accounting hedges was $189 million as of July 28, 2024, and $15 million as of July 30, 2023.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt. From time to time, we may use interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. We manage our exposure to interest volatility on future debt issuances by entering into forward starting interest rate swaps or treasury lock contracts to hedge the rate on the interest payments related to the anticipated debt issuance. The forward starting interest rate swaps or treasury lock contracts are either designated as cash-flow hedging instruments or are undesignated. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), and reclassified into Interest expense over the life of the debt issued. The change in fair value on undesignated instruments is recorded in Interest expense. We settled forward starting interest rate swaps with a notional value of $1.1 billion in March 2024 at a loss of $11 million. The $11 million loss on these instruments was recorded in other comprehensive income (loss) and will be recognized as additional interest expense over the 10-year, 5-year, and 3-year lives of the debt issued in March 2024. There were no forward starting interest rate swaps or treasury lock contracts outstanding as of July 28, 2024 and July 30, 2023. Subsequent to July 28, 2024, we entered into forward starting interest rate swaps accounted for as cash-flow hedges with a notional value of $450 million related to an anticipated debt issuance. The forward starting interest rate swaps mature in January 2025.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, soybean oil, natural gas, cocoa, aluminum, corn and soybean meal. Commodity futures, options and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts designated as cash-flow hedges as of July 28, 2024 or July 30, 2023. The notional amount of commodity contracts not designated as accounting hedges was $200 million as of July 28, 2024, and $194 million as of July 30, 2023. The change in fair value on undesignated instruments is recorded in Cost of products sold.
We have a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional amount was approximately $48 million as of July 28, 2024, and $47 million as of July 30, 2023. The change in fair value on the embedded derivative is recorded in Cost of products sold.
Deferred Compensation Obligation Price Risk
We enter into swap contracts which hedge a portion of exposures relating to the total return of certain deferred compensation obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts as of July 28, 2024, and July 30, 2023, were $71 million and $42 million, respectively.

The following tables summarize the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of July 28, 2024, and July 30, 2023:

(Millions)	Balance Sheet Classification	2024	2023
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	$2	$—
Total derivatives designated as hedges		$2	$—
Derivatives not designated as hedges:
Commodity contracts	Other current assets	$6	$15
Deferred compensation contracts	Other current assets	3	4
Commodity contracts	Other assets	—	1
Total derivatives not designated as hedges		$9	$20
Total asset derivatives		$11	$20

(Millions)	Balance Sheet Classification	2024	2023
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange contracts	Accrued liabilities	$—	$1
Total derivatives designated as hedges		$—	$1
Derivatives not designated as hedges:
Commodity contracts	Accrued liabilities	$16	$5
Total derivatives not designated as hedges		$16	$5
Total liability derivatives		$16	$6
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of July 28, 2024, and July 30, 2023, would be adjusted as detailed in the following table:

	2024			2023
(Millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$11	$(1)	$10	$20	$(5)	$15
Total liability derivatives	$16	$(1)	$15	$6	$(5)	$1
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. Cash margin asset balances of $2 million at July 28, 2024 and July 30, 2023 were included in Other current assets in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the years ended July 28, 2024, July 30, 2023, and July 31, 2022 in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
(Millions)		2024	2023	2022
OCI derivative gain (loss) at beginning of year		$(5)	$—	$(5)
Effective portion of changes in fair value recognized in OCI:
Commodity contracts		—	—	13
Foreign exchange contracts		6	5	4
Forward starting interest rate swaps		(11)	—	—
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Commodity contracts	Cost of products sold	—	(3)	(14)
Foreign exchange contracts	Cost of products sold	(3)	(8)	1
Forward starting interest rate swaps	Interest expense	2	1	1
OCI derivative gain (loss) at end of year		$(11)	$(5)	$—
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of less than $1 million.
The following table shows the total amounts of line items presented in the Consolidated Statements of Earnings for the years ended 2024, 2023, and 2022 in which the effects of derivative instruments designated as cash-flow hedges are recorded and the total effect of hedge activity on these line items are as follows:

	2024		2023		2022
(Millions)	Cost of products sold	Interest expense	Cost of products sold	Interest expense	Cost of products sold	Interest expense
Consolidated Statements of Earnings:	$6,665	$249	$6,440	$188	$5,935	$189

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$(3)	$2	$(11)	$1	$(13)	$1
The amount excluded from effectiveness testing recognized in each line item of earnings using an amortization approach was not material in all periods presented.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

(Millions)	Location of Loss (Gain) Recognized in Earnings	2024	2023	2022
Foreign exchange contracts	Cost of products sold	$(1)	$—	$—
Commodity contracts	Cost of products sold	14	(27)	8
Deferred compensation contracts	Administrative expenses	(8)	(4)	3
Total		$5	$(31)	$11
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis as of July 28, 2024, and July 30, 2023, consistent with the fair value hierarchy:

	Fair Value as of July 28, 2024	Fair Value Measurements at July 28, 2024 Using Fair Value Hierarchy			Fair Value as of July 30, 2023	Fair Value Measurements at July 30, 2023 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange contracts(1)	$2	$—	$2	$—	$—	$—	$—	$—
Commodity derivative contracts(2)	6	—	1	5	16	11	3	2
Deferred compensation derivative contracts(3)	3	—	3	—	4	—	4	—
Deferred compensation investments(4)	1	1	—	—	1	1	—	—
Total assets at fair value	$12	$1	$6	$5	$21	$12	$7	$2

	Fair Value as of July 28, 2024	Fair Value Measurements at July 28, 2024 Using Fair Value Hierarchy			Fair Value as of July 30, 2023	Fair Value Measurements at July 30, 2023 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange contracts(1)	$—	$—	$—	$—	$1	$—	$1	$—
Commodity derivative contracts(2)	16	1	15	—	5	3	2	—
Deferred compensation obligation(4)	101	101	—	—	91	91	—	—
Total liabilities at fair value	$117	$102	$15	$—	$97	$94	$3	$—
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
(3)Based on equity index swap rates.
(4)Based on the fair value of the participants’ investments.
The following table summarizes the changes in fair value of Level 3 assets for the years ended July 28, 2024, and July 30, 2023:

(Millions)	2024	2023
Fair value at beginning of year	$2	$4
Gains (losses)	13	3
Settlements	(10)	(5)
Fair value at end of year	$5	$2

Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a nonrecurring basis.
In the fourth quarter of 2024, we recognized impairment charges on certain trademarks in our Snacks segment. See also Note 6 for additional information on the impairment charges.
Fair value was determined based on unobservable Level 3 inputs. The fair value of trademarks was determined based on discounted cash flow analysis that involves significant management assumptions such as expected revenue growth rates, assumed royalty rates and weighted-average costs of capital.
The following table presents fair value measurements of the trademarks:

	2024
(Millions)	Impairment Charges	Fair Value
Pop Secret	$76	$28
Allied brands	$53	$43
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
There were $25 million of cash equivalents at July 28, 2024, and none at July 30, 2023. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt was $6.866 billion at July 28, 2024, and $4.293 billion at July 30, 2023. The carrying value was $7.184 billion at July 28, 2024, and $4.689 billion at July 30, 2023. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
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
In 2024, we repurchased 1.56 million shares at a cost of $67 million pursuant to our June 2021 program. As of July 28, 2024, approximately $37 million remained available under the June 2021 program and approximately $301 million remained under the September 2021 program. In 2023, we repurchased 2.698 million shares at a cost of $142 million. In 2022, we repurchased approximately 3.8 million shares at a cost of $167 million.
In September 2024, the Board authorized a new anti-dilutive share repurchase program of up to $250 million (September 2024 program) to offset the impact of dilution from shares issued under our stock compensation programs. The September 2024 program has no expiration date, but it may be discontinued at any time. Repurchases under the September 2024 program may be made in open-market or privately negotiated transactions.
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
In connection with the Sovos Brands acquisition, we issued 1.721 million time-lapse restricted stock units (Replacement units) in exchange for certain Sovos Brands restricted stock units and performance restricted stock units. The Replacement units are subject to the same terms and conditions of the original Sovos Brands restricted stock units and performance restricted stock units. Certain Replacement units were subject to accelerated vesting. The Replacement units have a total fair value of $74 million based on the quoted price of our stock on the acquisition date. The portion of Replacement units attributed to pre-combination service was $42 million, which was accounted for as part of consideration transferred and was recorded in Additional Paid-in Capital in our Consolidated Statements of Equity. See Note 3 for additional information. The portion of the Replacement units attributable to post-combination service will be recognized as stock-based compensation expense over the remaining vesting period. Also in connection with the Sovos Brands acquisition in 2024, our adjusted EPS compound annual growth rate goals for the EPS CAGR performance restricted stock units granted in 2024, 2023 and 2022 were revised to equitably adjust for the impact of completed acquisitions and divestitures that were not contemplated at the time of approval of the original targets.

In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statements of Earnings were as follows:

(Millions)	2024	2023	2022
Total pre-tax stock-based compensation expense(1)	$99	$63	$59
Tax-related benefits	$13	$12	$10
_______________________________________
(1)Includes $26 million of expense related to accelerated vesting of certain Replacement units in 2024.
The following table summarizes stock option activity as of July 28, 2024:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(Millions)
Outstanding at July 30, 2023	833	$44.77
Granted	—	$—
Exercised	(54)	$36.60
Terminated	—	$—
Outstanding at July 28, 2024	779	$45.33	3.2	$4
Exercisable at July 28, 2024	779	$45.33	3.2	$4
The total intrinsic value of options exercised during 2024, 2023 and 2022 was $1 million, $3 million and $1 million, respectively. We measured the fair value of stock options using the Black-Scholes option pricing model.
We expensed stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expensed on an accelerated basis. As of January 2022, compensation related to stock options was fully expensed.
The following table summarizes time-lapse restricted stock units and EPS CAGR performance restricted stock units as of July 28, 2024:

	Units	Weighted- Average Grant-Date Fair Value
	(In thousands)
Nonvested at July 30, 2023	2,274	$45.39
Granted	1,790	$41.57
Replacement units granted in connection with Sovos Brands acquisition	1,721	$43.01
Vested	(2,275)	$43.89
Forfeited	(210)	$43.19
Nonvested at July 28, 2024	3,300	$43.24
We determine the fair value of time-lapse restricted stock units, EPS CAGR performance restricted stock units and FCF performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units and EPS CAGR performance restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants and certain Replacement units, which we expense on an accelerated basis. There were 873 thousand EPS CAGR performance target grants outstanding at July 28, 2024, with a weighted-average grant-date fair value of $42.99. We expensed FCF performance restricted stock units over the requisite service period of each objective. As of October 31, 2021, there were no FCF performance target grants outstanding. The actual number of EPS CAGR performance restricted stock units and FCF performance restricted stock units that vest will depend on actual performance achieved. We estimate expense based on the number of awards expected to vest.
As of July 28, 2024, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS CAGR performance restricted units was $55 million, which will be amortized over the weighted-average remaining service period of 1.7 years. In the first quarter of 2022, recipients of FCF performance restricted stock units earned 167% of the initial grants based upon the average of actual performance achieved during a three-year period ended August 1, 2021. As a result, approximately 158 thousand additional shares were awarded. The fair value of restricted stock units vested during 2024, 2023 and 2022 was $97 million, $37 million and $50 million, respectively. The weighted-average grant-date fair value of the restricted stock units granted during 2023 and 2022 was $47.65 and $41.96, respectively.
The following table summarizes TSR performance restricted stock units as of July 28, 2024:

	Units	Weighted- Average Grant-Date Fair Value
	(In thousands)
Nonvested at July 30, 2023	948	$51.81
Granted	387	$44.18
Vested	(289)	$54.93
Forfeited	(173)	$51.78
Nonvested at July 28, 2024	873	$47.40
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Weighted-average assumptions used in the Monte Carlo simulation were as follows:

	2024	2023	2022
Risk-free interest rate	4.84%	4.29%	0.46%
Expected dividend yield	3.54%	3.09%	3.50%
Expected volatility	22.16%	26.40%	27.42%
Expected term	3 years	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of July 28, 2024, total remaining unearned compensation related to TSR performance restricted stock units was $12 million, which will be amortized over the weighted-average remaining service period of 1.6 years. In the first quarter of 2024, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 28, 2023. In the first quarter of 2023, recipients of TSR performance restricted stock units earned 100% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 29, 2022. In the first quarter of 2022, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 30, 2021. The fair value of TSR performance restricted stock units vested during 2024, 2023, and 2022 was $12 million, $21 million and $8 million, respectively. The weighted-average grant-date fair value of the TSR performance restricted stock units granted during 2023 and 2022 was $53.74 and $45.54, respectively. In the first quarter of 2025, recipients of TSR performance restricted stock units will receive a 175% payout based upon our TSR ranking in a performance peer group during a three-year period ended July 26, 2024.
The tax benefits on the exercise of stock options in 2024, 2023 and 2022 were not material. Cash received from the exercise of stock options was $2 million, $22 million and $3 million for 2024, 2023, and 2022, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
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
On March 20, 2024, the United States Department of Justice (DOJ), on behalf of the U.S. Environmental Protection Agency, and National Education Law Center, on behalf of Environment America and Lake Erie Waterkeeper, filed lawsuits in the United States District Court for the Northern District of Ohio - Western Division concerning alleged violations of the Clean Water Act relating to alleged contaminant discharges from our Napoleon, Ohio wastewater treatment facility in excess of the facility's Clean Water Act permit limits. We have and are continuing to take actions to remediate the exceedances and are in settlement discussions with the DOJ and the private environmental groups. While we cannot predict with certainty the amount of any civil penalty or the timing of the resolution of this matter, we do not expect that the ultimate costs to resolve this matter will have a material adverse effect on our financial condition, results of operations, or cash flows.
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of July 28, 2024. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
Other Contingencies
We guarantee approximately 4,700 bank loans made to independent contractor distributors by third-party financial institutions for the purchase of distribution routes. The maximum potential amount of the future payments under existing guarantees we could be required to make is $522 million as of July 28, 2024. Our guarantees are indirectly secured by the distribution routes. We do not expect that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of July 28, 2024, and July 30, 2023, were not material.
We have provided certain indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at July 28, 2024, and July 30, 2023.
19. Supplier Finance Program Obligations
To manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Amounts outstanding under these programs, which are included in Accounts payable on the Consolidated Balance Sheets, were $243 million at July 28, 2024, and $258 million at July 30, 2023.
20. Supplemental Financial Statement Data
Balance Sheets

(Millions)	2024	2023
Accounts receivable
Customer accounts receivable	$602	$513
Allowances	(15)	(19)
Subtotal	$587	$494
Other	43	35
	$630	$529

(Millions)	2024	2023
Inventories
Raw materials, containers and supplies	$376	$372
Finished products	1,010	919
	$1,386	$1,291

(Millions)	2024	2023
Plant assets
Land	$74	$74
Buildings	1,702	1,547
Machinery and equipment	4,328	4,004
Projects in progress	314	291
Total cost	$6,418	$5,916
Accumulated depreciation(1)	(3,720)	(3,518)
	$2,698	$2,398
____________________________________
(1)Depreciation expense was $338 million in 2024, $339 million in 2023 and $296 million in 2022. Buildings are depreciated over periods ranging from 7 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 1 to 20 years.

(Millions)	2024	2023
Other assets
Operating lease ROU assets, net of amortization	$333	$275
Pension	143	164
Other	78	53
	$554	$492

(Millions)	2024	2023
Accrued liabilities
Accrued compensation and benefits	$212	$222
Fair value of derivatives	16	6
Accrued trade and consumer promotion programs	186	156
Accrued interest	103	57
Restructuring	24	6
Operating lease liabilities	90	70
Other	89	75
	$720	$592

(Millions)	2024	2023
Other liabilities
Pension benefits	$93	$95
Postretirement benefits	128	135
Operating lease liabilities	268	208
Deferred compensation	92	80
Unrecognized tax benefits	17	11
Restructuring	12	7
Other	66	72
	$676	$608

Statements of Earnings

(Millions)	2024	2023	2022
Other expenses / (income)
Amortization of intangible assets(1)	$73	$48	$41
Net periodic benefit expense (income) other than the service cost	26	(35)	(23)
Impairment of intangible assets(2)	129	—	—
Loss on sale of business(3)	—	13	—
Costs associated with acquisition(4)	35	5	—
Transition services fees	(2)	(1)	—
Other	—	2	3
	$261	$32	$21

Advertising and consumer promotion expense(5)	$350	$365	$314

Interest expense(6)
Interest expense	$259	$192	$191
Less: Interest capitalized	10	4	2
	$249	$188	$189
____________________________________
(1)Includes accelerated amortization expense related to customer relationship intangible assets of $27 million and $7 million in 2024 and 2023, respectively.
(2)See Note 6 for additional information.
(3)In 2023, we recognized a loss of $13 million on the sale of our Emerald nuts business. See Note 4 for additional information.
(4)Related to the acquisition of Sovos Brands. See Note 3 for additional information.
(5)Included in Marketing and selling expenses.
(6)In 2022, we recognized a loss of $4 million (including $3 million of premium and other costs) on the extinguishment of debt. See Note 13 for additional information.

Statements of Cash Flows

(Millions)	2024	2023	2022
Cash Flows from Operating Activities
Other non-cash charges to net earnings
Operating lease ROU asset expense	$90	$80	$74
Amortization of debt issuance costs/debt discount	8	4	5
Benefit related expense	12	4	3
Other	28	12	6
	$138	$100	$88

Other
Benefit related payments	$(40)	$(47)	$(45)
Other	(37)	(4)	3
	$(77)	$(51)	$(42)

Other Cash Flow Information
Interest paid	$194	$193	$188
Interest received	$6	$4	$1
Income taxes paid	$252	$268	$196

Non-cash Investing Activities
Accrued and unpaid capital expenditures	$109	$122	$95
21. Subsequent Event
On August 26, 2024, we sold our Pop Secret popcorn business for $75 million, subject to certain post-closing adjustments. We expect to recognize a pre-tax loss on the sale of approximately $25 million as the carrying value of the disposal group will include allocated goodwill. In connection with the sale, we will provide certain transition services to support the business.
The business had net sales of $119 million in 2024, $133 million in 2023 and $125 million in 2022. Earnings were not material in the periods. The results of the business were reflected within the Snacks reportable segment.

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
Management has excluded Sovos Brands, Inc. (Sovos Brands) from its assessment of internal control over financial reporting as of July 28, 2024 because it was acquired by the Company in a purchase business combination during 2024. Total assets and total net sales of Sovos Brands excluded from management's assessment of internal control over financial reporting represent approximately 2% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended July 28, 2024. This exclusion is in accordance with the guidelines established by the Securities and Exchange Commission.
Except as noted above, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 28, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of July 28, 2024.
The effectiveness of the Company’s internal control over financial reporting as of July 28, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on the next page.

/s/ Mark A. Clouse
Mark A. Clouse
President and Chief Executive Officer

/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer

/s/ Stanley Polomski
Stanley Polomski
Senior Vice President and Controller
(Principal Accounting Officer)

September 19, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Campbell Soup Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Campbell Soup Company and its subsidiaries (the "Company") as of July 28, 2024 and July 30, 2023, and the related consolidated statements of earnings, of comprehensive income, of equity and of cash flows for each of the three years in the period ended July 28, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended July 28, 2024 appearing on page 90 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of July 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 28, 2024 and July 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended July 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Sovos Brands, Inc. ("Sovos Brands") from its assessment of internal control over financial reporting as of July 28, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Sovos Brands from our audit of internal control over financial reporting. Total assets and total net sales of Sovos Brands excluded from management's assessment and our audit of internal control over financial reporting represent approximately 2% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended July 28, 2024.
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
Indefinite-Lived Intangible Assets Impairment Test for Certain Trademarks
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s indefinite-lived intangible assets (trademarks) were $3.882 billion as of July 28, 2024. Of the carrying value of all indefinite-lived trademarks, $620 million related to the Snyder's of Hanover trademark, $350 million related to the Lance trademark, $318 million related to the Kettle Brand trademark, $280 million related to the Pacific Foods trademark, and $187 million related to the Cape Cod trademark. Management conducts a test at least annually in the fourth quarter for impairment, or more often if events or changes in circumstances indicate that the carrying amount of the asset may be impaired. Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to the carrying value. Fair value is determined using a relief from royalty valuation method based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average costs of capital and assumed royalty rates. If the carrying value exceeds fair value, an impairment charge will be recorded to reduce the asset to fair value.
The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible assets impairment test for certain trademarks is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain trademarks; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the weighted average costs of capital for the Snyder's of Hanover and Pacific Foods trademarks and the assumed royalty rates for the Snyder's of Hanover, Pacific Foods, Lance, Kettle Brand, and Cape Cod trademarks; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible assets impairment test for trademarks. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of certain trademarks; (ii) evaluating the appropriateness of the relief from royalty valuation method; (iii) testing the completeness and accuracy of underlying data used in the relief from royalty valuation method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the weighted average costs of capital for the Snyder's of Hanover and Pacific Foods trademarks and the assumed royalty rates for the Snyder's of Hanover, Pacific Foods, Lance, Kettle Brand, and Cape Cod trademarks. Evaluating management’s assumption related to the assumed royalty rates involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the certain trademarks; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the relief from royalty valuation method and the reasonableness of the weighted average costs of capital and assumed royalty rate assumptions.
Acquisition of Sovos Brands – Valuation of the Rao’s Trademark
As described in Note 3 to the consolidated financial statements, on March 12, 2024, the Company acquired Sovos Brands for total purchase consideration of $2.899 billion. Of the acquired intangible assets, $1.470 billion was recorded for the Rao’s trademark. Fair value of the Rao’s trademark was determined using a relief from royalty valuation method. Significant management assumptions used in determining the fair value include the revenue growth rates, weighted average cost of capital and assumed royalty rate.
The principal considerations for our determination that performing procedures relating to the valuation of the Rao’s trademark acquired in the acquisition of Sovos Brands is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Rao’s trademark acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, weighted average cost of capital, and assumed royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the Rao's trademark acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the Rao’s trademark acquired; (iii) evaluating the appropriateness of the relief from royalty valuation method; (iv) testing the completeness and accuracy of the underlying data used in the relief from royalty valuation method; and (v) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates, weighted average cost of capital, and assumed royalty rate. Evaluating management’s assumptions related to the revenue growth rates and assumed royalty rate involved considering (i) the current and past performance of the Rao’s trademark; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the relief from royalty valuation method and the reasonableness of the weighted average cost of capital and assumed royalty rate assumptions.

/s/	PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

September 19, 2024

We have served as the Company’s auditor since 1954.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of July 28, 2024 (the Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
The annual report of management on our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on page 79. The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on pages 80-82.
There were no changes in our internal control over financial reporting that materially affected, or were likely to materially affect, such internal control over financial reporting during the quarter ended July 28, 2024.
Management has excluded Sovos Brands, Inc. (Sovos Brands) from its assessment of internal control over financial reporting as of July 28, 2024 because it was acquired by the company in a purchase business combination during 2024. Total assets and total net sales of Sovos Brands excluded from management's assessment of internal control over financial reporting represent approximately 2% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended July 28, 2024. This exclusion is in accordance with the guidelines established by the Securities and Exchange Commission.
Item 9B. Other Information
During the quarter ended July 28, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" in accordance with Item 408 of Regulation S-K of the Securities Act.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled "Item 1 — Election of Directors" and "Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers" in our Proxy Statement for the 2024 Annual Meeting of Shareholders (the 2024 Proxy) are incorporated herein by reference. The information presented in the section entitled "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure" in the 2024 Proxy relating to the members of our Audit Committee and the Audit Committee’s financial experts is incorporated herein by reference. The information presented in the section entitled "Compensation Discussion and Analysis — How Do We Manage Risks Related to Our Compensation Program? — Trading Campbell's Securities" in the 2024 Proxy relating to the company's Insider Trading Policy is incorporated herein by reference.
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
We have also adopted a separate Code of Business Conduct and Ethics applicable to the Board of Directors, our officers and all of our employees. The Code of Business Conduct and Ethics is posted on the Investor portion of our website, www.campbellsoupcompany.com (under the "About Us—Investors—Governance—Governance Documents" caption). Our Corporate Governance Standards and the charters of our four standing committees of the Board of Directors can also be found at this website. Printed copies of the foregoing are available to any shareholder requesting a copy by:
•writing to Investor Relations, Campbell Soup Company, 1 Campbell Place, Camden, NJ 08103-1799;
•calling 856-342-6081; or

•e-mailing our Investor Relations Department at IR@campbells.com.
Item 11. Executive Compensation
The information presented in the sections entitled "Compensation Discussion and Analysis," "Executive Compensation Tables," "Corporate Governance Policies and Practices — Compensation of Directors," "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure — Compensation and Organization Committee Interlocks and Insider Participation" and "Compensation Discussion and Analysis — Compensation and Organization Committee Report" in the 2024 Proxy is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information presented in the sections entitled "Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers" and "Voting Securities and Principal Shareholders — Principal Shareholders" in the 2024 Proxy is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the stock that could have been issued under our equity compensation plans as of July 28, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (c)
Equity Compensation Plans Approved by Security Holders (1)	6,697,103	$45.33	10,123,366
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	6,697,103	$45.33	10,123,366
___________________________________
(1)Column (a) represents stock options and restricted stock units outstanding under the 2022 Long-Term Incentive Plan, the 2015 Long-Term Incentive Plan, the 2005 Long-Term Incentive Plan and replacement equity awards in settlement of certain Sovos Brands equity awards previously issued pursuant to the Sovos Brands, Inc. 2021 Equity Incentive Plan, which the company assumed in connection with the acquisition of Sovos Brands on March 12, 2024. Column (a) includes 3,490,304 TSR performance restricted stock units and EPS performance restricted stock units based on the maximum number of shares potentially issuable under the awards, and the number of shares, if any, to be issued pursuant to such awards will be determined based upon performance during the applicable three-year performance period. No additional awards can be made under either of the 2005 Long-Term Incentive Plan or 2015 Long-Term Incentive Plan. Future equity awards under the 2022 Long-Term Incentive Plan may take the form of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted performance stock, unrestricted Campbell stock, restricted stock units and performance units. Column (b) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock units are not included in this calculation. Column (c) represents the maximum number of future equity awards that can be made under the 2022 Long-Term Incentive Plan as of July 28, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information presented in the sections entitled "Corporate Governance Policies and Practices — Transactions with Related Persons," "Item 1 — Election of Directors," "Corporate Governance Policies and Practices — Director Independence" and "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure" in the 2024 Proxy is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information presented in the sections entitled "Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Firm Fees and Services" and "Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Committee Pre-Approval Policy" in the 2024 Proxy is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
1.  Financial Statements

Consolidated Statements of Earnings for 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for 2024, 2023 and 2022
Consolidated Balance Sheets as of July 28, 2024 and July 30, 2023
Consolidated Statements of Cash Flows for 2024, 2023 and 2022
Consolidated Statements of Equity for 2024, 2023 and 2022
Notes to Consolidated Financial Statements
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
2.  Financial Statement Schedule
II - Valuation and Qualifying Accounts for 2024, 2023 and 2022
3.  Exhibits
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

4(e)
Form of Subordinated Indenture between the Campbell Soup Company and U.S. Bank Trust Company, National Association, as trustee, is incorporated by reference to Exhibit 4.2 to Campbell’s Registration Statement on Form S-3 (SEC file number 333-274048) filed with the SEC on August 17, 2023.

4(f)
First Supplemental Indenture, dated as of August 17, 2023, between Campbell Soup Company, Computershare Trust Company, N.A. (as successor in interest to Wells Fargo Bank, National Association), as retiring trustee, and U.S. Bank Trust Company, National Association, as successor trustee, is incorporated by reference to Exhibit 4.3 to Campbell’s Registration Statement on Form S-3 (SEC file number 333-274048) filed with the SEC on August 17, 2023.

4(g)	Form of 3.800% Notes due 2042 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on August 2, 2012.

4(h)	Form of 3.300% Note due 2025 is incorporated by referenced to Exhibit 4.2 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 19, 2015.

4(i)	Form of 3.950% Note due 2025 is incorporated by reference to Exhibit 4.2.5 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(j)	Form of 4.150% Note due 2028 is incorporated by reference to Exhibit 4.2.6 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(k)	Form of 4.800% Note due 2048 is incorporated by reference to Exhibit 4.2.7 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(l)	Form of 2.375% Note due 2030 incorporated by reference to Exhibit 4.2.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 24, 2020.

4(m)	Form of 3.125% Note due 2050 incorporated by reference to Exhibit 4.2.2 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 24, 2020.

4(n)	Description of securities incorporated by reference to Exhibit 4(p) to Campbell's Form 10-K (SEC file number 1-3822) filed with the SEC on September 26, 2019.

4(o)	Form of 2026 Note, incorporated by reference to Exhibit 4.3.1 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on March 21, 2024.

4(p)	Form of 2027 Note, incorporated by reference to Exhibit 4.3.2 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on March 21, 2024.

4(q)	Form of 2029 Note, incorporated by reference to Exhibit 4.3.3 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on March 21, 2024.

4(r)	Form of 2034 Note, incorporated by reference to Exhibit 4.3.4 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on March 21, 2024.

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

10(f)+	Form of Severance Protection Agreement is incorporated by reference to Exhibit 10(i) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2017.

10(g)+	Form of Amendment to the Severance Protection Agreement is incorporated by reference to Exhibit 10(j) to Campbell's Form 10-K (SEC file number) for the fiscal year ended July 30, 2017.

10(h)+	Form of U.S. Severance Protection Agreement is incorporated by reference to Exhibit 10(m) to Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2011.

10(i)+	Form of Amendment to U.S. Severance Protection Agreement is incorporated by reference to Exhibit 10(o) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2016.

10(j)+
Campbell Soup Company Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009, is incorporated by reference to Exhibit 10(c) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009.

10(k)+
First Amendment to the Campbell Soup Company Supplemental Employees’ Retirement Plan, effective as of December 31, 2010, is incorporated by reference to Exhibit 10(c) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 30, 2011.

10(l)+
Form of 2005 Long-Term Incentive Plan Nonqualified Stock Option Agreement is incorporated by reference to Exhibit 10 to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 1, 2015.

10(m)+
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

10(o)+
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

10(r)+
Form of 2015 Long-Term Incentive Performance Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10(t) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended August 1, 2021.

10(s)+
Form of 2022 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10(w) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2023.

10(t)+
Form of 2022 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (Earnings Per Share) is incorporated by reference to Exhibit 10(x) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2023.

10(u)+
Form of 2022 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (Total Shareholder Return) is incorporated by reference to Exhibit 10(y) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2023.

10(v)	2023 Non-Employee Director Fees are incorporated by reference to Exhibit 10.1 to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 30, 2022.

10(w)+
First Amendment to the Campbell Soup Company Supplemental Retirement Plan effective November 30, 2018 is incorporated by reference to Exhibit 10(b) to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 27, 2019.

10(x)+
Second Amendment to the Campbell Soup Company Supplemental Retirement Plan effective September 16, 2020 is incorporated by reference to Exhibit 10(bb) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended August 2, 2020.

10(y)+
Third Amendment to the Campbell Soup Company Supplemental Retirement Plan effective December 31, 2020 is incorporated by reference to Exhibit 10.1 to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 31, 2021.

10(z)+
Fourth Amendment to the Campbell Soup Company Supplemental Retirement Plan, effective September 1, 2023 is incorporated by reference to Exhibit 10(ff) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2023.

10(aa)+	Campbell Soup Company Executive Severance Pay Plan is incorporated by reference to Exhibit 10 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 2, 2019.

10(bb)+
First Amendment to the Campbell Soup Company Executive Severance Pay Plan, effective September 1, 2023 is incorporated by reference to Exhibit 10(hh) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2023.

10(cc)
Voting Agreement, dated August 7, 2023, by and among certain funds associated with Advent International Corporation and Campbell Soup Company, is incorporated by reference to Exhibit 10.1 to Campbell’s Form 8-K (SEC file number 1-3822) filed with the SEC on August 7, 2023.

10(dd)
Five-Year Credit Agreement, dated April 16, 2024, by and among Campbell Soup Company, the Eligible Subsidiaries party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on April 16, 2024.

10(ee)+	Form of Amended and Restated Change in Control Severance Protection Agreement.

19	Insider Trading Policy.

21	Subsidiary List.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31(a)	Certification of Mark A. Clouse pursuant to Rule 13a-14(a).

31(b)	Certification of Carrie L. Anderson pursuant to Rule 13a-14(a).

32(a)	Certification of Mark A. Clouse pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Carrie L. Anderson pursuant to 18 U.S.C. Section 1350.

97	Amended and Restated Incentive Compensation Clawback Policy.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K, formulated in Inline XBRL (see exhibit 101)

+This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Campbell has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
September 19, 2024

CAMPBELL SOUP COMPANY

By:	/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Campbell and in the capacities indicated on September 19, 2024.

Signatures

/s/ Mark A. Clouse	*
Mark A. Clouse	Maria Teresa Hilado
President and Chief Executive Officer and Director	Director
(Principal Executive Officer)

/s/ Carrie L. Anderson	*
Carrie L. Anderson	Grant H. Hill
Executive Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Stanley Polomski	*
Stanley Polomski	Sarah Hofstetter
Senior Vice President and Controller	Director
(Principal Accounting Officer)

*	*
Keith R. McLoughlin	Marc B. Lautenbach
Chair and Director	Director

*	*
Fabiola R. Arredondo	Mary Alice D. Malone
Director	Director

*	*
Howard M. Averill	Kurt T. Schmidt
Director	Director

*	*
Bennett Dorrance, Jr.	Archbold D. van Beuren
Director	Director

* By: /s/ Charles A. Brawley, III
Name: Charles A. Brawley, III
Title: Executive Vice President, General Counsel and Corporate Secretary,
as Attorney-in-fact
(pursuant to powers of attorney)

Schedule II

CAMPBELL SOUP COMPANY
Valuation and Qualifying Accounts

For the Fiscal Years ended July 28, 2024, July 30, 2023, and July 31, 2022

(Millions)	Balance at Beginning of Period	Charged to/ (Reduction in) Costs and Expenses	Deductions	Balance at End of Period
Fiscal year ended July 28, 2024
Cash discount	$6	$115	$(117)	$4
Bad debt reserve	10	(2)	—	8
Returns reserve(1)	3	—	—	3
Total Accounts receivable allowances	$19	$113	$(117)	$15

Fiscal year ended July 30, 2023
Cash discount	$5	$117	$(116)	$6
Bad debt reserve	4	7	(1)	10
Returns reserve(1)	3	—	—	3
Total Accounts receivable allowances	$12	$124	$(117)	$19

Fiscal year ended July 31, 2022
Cash discount	$6	$136	$(137)	$5
Bad debt reserve	2	2	—	4
Returns reserve(1)	4	(1)	—	3
Total Accounts receivable allowances	$12	$137	$(137)	$12
_______________________________________
(1)The returns reserve is evaluated quarterly and adjusted accordingly. During each period, returns are charged to Net sales in the Consolidated Statements of Earnings as incurred. Actual returns were approximately $109 million in 2024, $105 million in 2023, and $110 million in 2022, or less than 2% of Net sales.