Form 10-Q
period 2024-10-27
CAMPBELL'S Co
filed 2024-12-04
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 27, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to __________________

Commission File Number: 1-3822
THE CAMPBELL'S COMPANY
(Exact name of registrant as specified in its charter)

New Jersey	21-0419870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Campbell Place
Camden, New Jersey 08103-1799
(Address of principal executive offices) (Zip Code)

(856) 342-4800
(Registrant’s telephone number, including area code)

Campbell Soup Company
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

There were 298,109,244 shares of capital stock outstanding as of November 25, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
THE CAMPBELL'S COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended
	October 27, 2024	October 29, 2023
Net sales	$2,772	$2,518
Costs and expenses
Cost of products sold	1,905	1,730
Marketing and selling expenses	250	222
Administrative expenses	175	158
Research and development expenses	26	24
Other expenses / (income)	43	24
Restructuring charges	6	2
Total costs and expenses	2,405	2,160
Earnings before interest and taxes	367	358
Interest expense	87	49
Interest income	4	1
Earnings before taxes	284	310
Taxes on earnings	66	76
Net earnings	218	234
Less: Net earnings (loss) attributable to noncontrolling interests	—	—
Net earnings attributable to The Campbell's Company	$218	$234
Per Share — Basic
Net earnings attributable to The Campbell's Company	$.73	$.79
Weighted average shares outstanding — basic	298	298
Per Share — Assuming Dilution
Net earnings attributable to The Campbell's Company	$.72	$.78
Weighted average shares outstanding — assuming dilution	301	299
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	October 27, 2024			October 29, 2023
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$218			$234
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(2)	$—	(2)	$(9)	$—	(9)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	—	—	—	8	(2)	6
Reclassification adjustment for losses (gains) included in net earnings	1	—	1	—	—	—
Pension and other postretirement benefits:
Prior service credit arising during the period	7	(2)	5	—	—	—
Reclassification of prior service credit included in net earnings	—	—	—	—	—	—
Other comprehensive income (loss)	$6	$(2)	4	$(1)	$(2)	(3)
Total comprehensive income (loss)			$222			$231
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to The Campbell's Company			$222			$231
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	October 27, 2024	July 28, 2024
Current assets
Cash and cash equivalents	$808	$108
Accounts receivable, net	840	630
Inventories	1,413	1,386
Other current assets	76	66
Total current assets	3,137	2,190
Plant assets, net of depreciation	2,684	2,698
Goodwill	5,056	5,077
Other intangible assets, net of amortization	4,669	4,716
Other assets	566	554
Total assets	$16,112	$15,235
Current liabilities
Short-term borrowings	$1,212	$1,423
Accounts payable	1,453	1,311
Accrued liabilities	622	720
Dividends payable	114	115
Accrued income taxes	64	7
Total current liabilities	3,465	3,576
Long-term debt	6,705	5,761
Deferred taxes	1,425	1,426
Other liabilities	673	676
Total liabilities	12,268	11,439
Commitments and contingencies
The Campbell's Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	393	437
Earnings retained in the business	4,660	4,569
Capital stock in treasury, at cost	(1,210)	(1,207)
Accumulated other comprehensive income (loss)	(13)	(17)
Total The Campbell's Company shareholders' equity	3,842	3,794
Noncontrolling interests	2	2
Total equity	3,844	3,796
Total liabilities and equity	$16,112	$15,235
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Three Months Ended
	October 27, 2024	October 29, 2023
Cash flows from operating activities:
Net earnings	$218	$234
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	6	2
Stock-based compensation	19	17
Pension and postretirement benefit expense	2	1
Depreciation and amortization	109	96
Deferred income taxes	(3)	7
Net loss on sale of business	25	—
Other	35	29
Changes in working capital, net of divestiture
Accounts receivable	(211)	(207)
Inventories	(62)	(52)
Other current assets	(10)	(29)
Accounts payable and accrued liabilities	106	82
Other	(9)	(6)
Net cash provided by operating activities	225	174
Cash flows from investing activities:
Purchases of plant assets	(110)	(143)
Purchases of route businesses	(31)	(4)
Sales of route businesses	29	10
Sale of business	70	—
Other	(5)	—
Net cash used in investing activities	(47)	(137)
Cash flows from financing activities:
Short-term borrowings, including commercial paper	668	1,103
Short-term repayments, including commercial paper	(883)	(1,081)
Long-term borrowings	1,144	—
Long-term repayments	(200)	—
Dividends paid	(116)	(114)
Treasury stock purchases	(54)	(28)
Payments related to tax withholding for stock-based compensation	(27)	(14)
Payments of debt issuance costs	(9)	—
Other	—	(1)
Net cash provided by (used in) financing activities	523	(135)
Effect of exchange rate changes on cash	(1)	—
Net change in cash and cash equivalents	700	(98)
Cash and cash equivalents — beginning of period	108	189
Cash and cash equivalents — end of period	$808	$91
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	The Campbell's Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 30, 2023	323	$12	(25)	$(1,219)	$420	$4,451	$(3)	$2	$3,663
Net earnings (loss)						234		—	234
Other comprehensive income (loss)							(3)	—	(3)
Dividends ($.37 per share)						(112)			(112)
Treasury stock purchased			(1)	(28)					(28)
Treasury stock issued under stock-based compensation plans			1	35	(32)	—			3
Balance at October 29, 2023	323	$12	(25)	$(1,212)	$388	$4,573	$(6)	$2	$3,757

Balance at July 28, 2024	323	$12	(25)	$(1,207)	$437	$4,569	$(17)	$2	$3,796
Net earnings (loss)						218		—	218
Other comprehensive income (loss)							4	—	4
Dividends ($.37 per share)						(111)			(111)
Treasury stock purchased			(1)	(54)					(54)
Treasury stock issued under stock-based compensation plans			1	51	(44)	(16)			(9)
Balance at October 27, 2024	323	$12	(25)	$(1,210)	$393	$4,660	$(13)	$2	$3,844
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Significant Accounting Policies
In this Form 10-Q, unless otherwise stated, the terms "we," "us," "our" and the "company" refer to The Campbell's Company, formerly known as Campbell Soup Company, and its consolidated subsidiaries.
The financial statements reflect all adjustments which are, in our opinion, necessary for a fair statement of the results of operations, financial position and cash flows for the indicated periods. The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our Annual Report on Form 10-K for the year ended July 28, 2024.
The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year. Our fiscal year ends on the Sunday nearest July 31, which is August 3, 2025. There will be 53 weeks in 2025. There were 52 weeks in 2024.
2. Recent Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (FASB) issued guidance that enhances the transparency of supplier finance programs by requiring disclosure of the key terms of these programs and a related rollforward of these obligations to understand the effect on working capital, liquidity and cash flows. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods in those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. We adopted the guidance in the fourth quarter of 2023, with the exception of the annual rollforward requirement, which we will adopt in our 2025 annual reporting. The adoption did not have a material impact on our consolidated financial statements. See Note 18 for additional information.
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
In November 2024, the FASB issued guidance to improve disclosures by requiring additional details about specific types of expenses (purchases of inventory, employee compensation, depreciation and intangible asset amortization) included in certain expense captions. The guidance requires disclosure of the total amount of selling expenses and, on an annual basis, disclosure of the definition of selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

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
(3)    We issued replacement equity awards in settlement of certain Sovos Brands equity awards that did not become vested in connection with the acquisition. The portion of fair value of the replacement awards attributable to pre-combination service was $42 million and is included in the purchase consideration. We recognized $26 million of expense related to accelerated vesting of certain replacement awards in the third quarter of 2024.
The cash portion of the acquisition was funded through a 2024 Delayed Draw Term Loan Credit Agreement of $2 billion and cash on hand.
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
As of October 27, 2024, the weighted-average remaining useful life of amortizable intangible assets was 26 years.
We incurred $9 million of costs associated with the acquisition in the three-month period ended October 29, 2023.
For the three-month period ended October 27, 2024, the Sovos Brands acquisition contributed $310 million to Net sales and a loss of $3 million to Net earnings, including the effect of integration costs and interest expense on the debt to finance the acquisition.
The following unaudited summary information is presented on a consolidated pro forma basis as if the Sovos Brands acquisition had occurred on August 1, 2022:

Three Months Ended
(Millions)	October 29, 2023
Net sales	$2,791
Net earnings attributable to The Campbell's Company	$215
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
4. Divestiture
On August 26, 2024, we sold our Pop Secret popcorn business for $70 million. We recognized a pre-tax loss on the sale of $25 million, which included allocated goodwill. In connection with the sale, we will provide certain transition services to support the business.
The business had net sales of $9 million and $29 million for the three-month periods ended October 27, 2024 and October 29, 2023, respectively. Earnings were not material in the periods. The results of the business were reflected within the Snacks reportable segment.

5. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	Foreign Currency Translation Adjustments(1)	Cash-Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 30, 2023	$(1)	$(4)	$2	$(3)
Other comprehensive income (loss) before reclassifications	(9)	6	—	(3)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	(9)	6	—	(3)
Balance at October 29, 2023	$(10)	$2	$2	$(6)

Balance at July 28, 2024	$(10)	$(9)	$2	$(17)
Other comprehensive income (loss) before reclassifications	(2)	—	5	3
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	1	—	1
Net current-period other comprehensive income (loss)	(2)	1	5	4
Balance at October 27, 2024	$(12)	$(8)	$7	$(13)
_____________________________________
(1)Included no tax as of October 27, 2024, July 28, 2024, October 29, 2023 and July 30, 2023.
(2)Included a tax benefit of $2 million as of October 27, 2024 and July 28, 2024, tax expense of $1 million as of October 29, 2023 and a tax benefit of $1 million as of July 30, 2023.
(3)Included tax expense of $3 million as of October 27, 2024, and $1 million as of July 28, 2024, October 29, 2023 and July 30, 2023.
Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended
(Millions)	October 27, 2024	October 29, 2023	Location of Loss (Gain) Recognized in Earnings
Losses (gains) on cash-flow hedges:
Forward starting interest rate swaps	$1	$—	Interest expense
Total before tax	$1	$—
Tax expense (benefit)	—	—
Loss (gain), net of tax	$1	$—
6. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill:

(Millions)	Meals & Beverages	Snacks	Total
Net balance at July 28, 2024	$2,102	$2,975	$5,077
Divestiture(1)	—	(21)	(21)
Net balance at October 27, 2024	$2,102	$2,954	$5,056
____________________________________
(1)On August 26, 2024, we sold our Pop Secret popcorn business. See Note 4 for additional information.

Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill:

	October 27, 2024			July 28, 2024
(Millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$1,060	$(319)	$741	$1,060	$(300)	$760
Definite-lived trademarks	76	(2)	74	76	(2)	74
Total amortizable intangible assets	$1,136	$(321)	$815	$1,136	$(302)	$834
Indefinite-lived trademarks
Rao's			$1,470			$1,470
Snyder's of Hanover			620			620
Lance			350			350
Kettle Brand			318			318
Pace			292			292
Pacific Foods			280			280
Cape Cod			187			187
Various other Snacks(1)			337			365
Total indefinite-lived trademarks			$3,854			$3,882
Total net intangible assets			$4,669			$4,716
____________________________________
(1)The carrying amount at July 28, 2024 included the $28 million Pop Secret trademark, which was divested with the sale of the business in 2025. See Note 4 for additional information.
Amortization expense was $20 million for the three-month period ended October 27, 2024, and $17 million for the three-month period ended October 29, 2023. Amortization expense for both the three-month periods ended October 27, 2024 and October 29, 2023 included $7 million of accelerated amortization expense on customer relationships, which began in the fourth quarter of 2023 due to the loss of certain contract manufacturing customers. As of October 27, 2024, amortizable intangible assets had a weighted-average remaining useful life of 19 years. Amortization expense is estimated to be approximately $70 million in 2025 and $40 million per year for the following four years.
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
7. Segment Information
Our reportable segments are as follows:
•Meals & Beverages, which consists of our soup, simple meals and beverage products in retail and foodservice in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; V8 juices and beverages; Campbell's tomato juice; and as of March 12, 2024, Rao's pasta sauces, dry pasta, frozen entrées, frozen pizza and soups, Michael Angelo’s frozen entrées and pasta sauces; and noosa yogurts. The segment also includes snacking products in foodservice and Canada; and
•Snacks, which consists of Pepperidge Farm cookies, crackers and fresh bakery and frozen products, including Goldfish crackers; Snyder’s of Hanover pretzels; Lance sandwich crackers; Cape Cod potato chips; Kettle Brand potato chips;

Late July snacks; and Snack Factory pretzel crisps, and other snacking products in retail in the U.S. The segment also includes the snacking and meals and beverages retail business in Latin America. The segment included the results of the Pop Secret popcorn business, which was sold on August 26, 2024.
We refer to the following products as our "leadership brands": Campbell's condensed and ready-to-serve soups; Chunky soups; Swanson broth, stocks and canned poultry; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; V8 juices and beverages; Rao's pasta sauces, dry pasta, frozen entrées, frozen pizza and soups; Pepperidge Farm cookies, crackers and fresh bakery; Goldfish crackers; Snyder's of Hanover pretzels; Lance sandwich crackers; Cape Cod potato chips; Kettle Brand potato chips; Late July snacks; and Snack Factory pretzel crisps.
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

	Three Months Ended
(Millions)	October 27, 2024	October 29, 2023
Net sales
Meals & Beverages	$1,706	$1,404
Snacks	1,066	1,114
Total	$2,772	$2,518

	Three Months Ended
(Millions)	October 27, 2024	October 29, 2023
Earnings before interest and taxes
Meals & Beverages	$337	$287
Snacks	142	161
Corporate income (expense)(1)	(106)	(88)
Restructuring charges(2)	(6)	(2)
Total	$367	$358
_______________________________________
(1)Represents unallocated items. Costs related to cost savings and optimization initiatives were $29 million in the three-month period ended October 27, 2024, and $11 million in the three-month period ended October 29, 2023. Unrealized mark-to-market adjustments on outstanding undesignated commodity hedges were gains of $4 million in the three-month period ended October 27, 2024, and losses of $15 million in the three-month period ended October 29, 2023. Accelerated amortization expense related to customer relationship intangible assets was $7 million in the three-month periods ended October 27, 2024 and October 29, 2023. Insurance recoveries of $1 million and costs of $3 million related to a cybersecurity incident were included in the three-month periods ended October 27, 2024 and October 29, 2023, respectively. Litigation expenses related to the Plum baby food and snacks business, which was divested on May 3, 2021, and certain other litigation matters were $1 million and $2 million and were included in the three-month periods ended October 27, 2024 and October 29, 2023, respectively. A loss on the sale of our Pop Secret popcorn business of $25 million was included in the three-month period ended October 27, 2024. A postretirement actuarial loss of $2 million was included in the three-month period ended October 27, 2024. Costs of $9 million associated with the acquisition of Sovos Brands were included in the three-month period ended October 29, 2023.
(2)See Note 8 for additional information.

Our net sales based on product categories are as follows:

	Three Months Ended
(Millions)	October 27, 2024	October 29, 2023
Net sales
Soup	$852	$860
Snacks	1,128	1,173
Other simple meals	613	302
Beverages	179	183
Total	$2,772	$2,518
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
A summary of the pre-tax charges recognized in the Consolidated Statements of Earnings related to these initiatives is as follows:

	Three Months Ended
(Millions)	October 29, 2023	Total Program
Restructuring charges	$2	$297
Administrative expenses	5	437
Cost of products sold	3	128
Marketing and selling expenses	2	23
Research and development expenses	1	10
Total pre-tax charges	$13	$895
A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Total Program
Severance pay and benefits	$253
Asset impairment/accelerated depreciation	134
Implementation costs and other related costs	508
Total	$895
Of the aggregate $895 million pre-tax costs incurred, approximately $720 million were cash expenditures.

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

(Millions)	Total Program
Meals & Beverages	$288
Snacks	383
Corporate	224
Total	$895
As of July 28, 2024, we substantially completed the multi-year cost savings initiatives and Snyder's-Lance cost transformation program and integration. Certain phases that had not been fully implemented were incorporated into the 2025 cost savings initiatives described below.
Sovos Brands Integration Initiatives
On March 12, 2024, we completed the acquisition of Sovos Brands. See Note 3 for additional information. We identified opportunities for cost synergies as we integrate Sovos Brands.
In 2024, we recorded Restructuring charges of $21 million for severance pay and benefits related to initiatives to achieve the synergies. The charges incurred in 2024 were associated with the Meals & Beverages segment.
In 2025, the initiatives to achieve synergies were incorporated into the cost savings initiatives described below.
2025 Cost Savings Initiatives
On September 10, 2024, we announced plans to implement cost savings initiatives beginning in 2025, including initiatives to further optimize our supply chain and manufacturing network, optimization of our information technology infrastructure and targeted cost management. We also identified additional opportunities for cost synergies as we integrate Sovos Brands. As mentioned above, we substantially completed our previous multi-year cost savings initiatives and Snyder's-Lance cost transformation program and integration. Certain initiatives from that program have been incorporated into our 2025 cost savings initiatives. Cost estimates for the 2025 initiatives, as well as timing for certain activities, are continuing to be developed.
A summary of the pre-tax charges recorded in the Consolidated Statement of Earnings related to these initiatives is as follows:

Three Months Ended
(Millions)	October 27, 2024
Restructuring charges	$6
Administrative expenses	11
Cost of products sold	8
Marketing and selling expenses	1
Research and development expenses	1
Total pre-tax charges	$27
A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of October 27, 2024
Severance pay and benefits	$6
Asset impairment/accelerated depreciation	9
Implementation costs and other related costs	12
Total	$27

The total estimated pre-tax costs for actions that have been identified to date are approximately $190 million and we expect to incur substantially all of the costs through 2028. These estimates will be updated as the detailed plans are developed.
We expect the costs for the actions that have been identified to date to consist of the following: approximately $20 million in severance pay and benefits; approximately $50 million in asset impairment and accelerated depreciation; and approximately $120 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 72%; Snacks - approximately 12% and Corporate - approximately 16%.
Of the aggregate $190 million of pre-tax costs identified to date, we expect approximately $135 million will be cash expenditures. In addition, we expect to invest approximately $215 million in capital expenditures, of which we invested $18 million as of October 27, 2024. The capital expenditures primarily relate to optimization of production within our manufacturing network, implementation of our existing SAP enterprise-resource planning system for Sovos Brands and optimization of information technology infrastructure and applications.
A summary of the restructuring activity and related reserves is as follows:

(Millions)	Severance Pay and Benefits	Implementation Costs and Other Related Costs(3)	Asset Impairment/Accelerated Depreciation	Total Charges
Accrued balance at July 28, 2024(1)	$36
2025 charges	6	12	9	$27
2025 cash payments	(7)
Accrued balance at October 27, 2024(2)	$35
__________________________________
(1)Associated with the multi-year cost savings initiatives and Snyder's-Lance cost transformation program and integration, and the Sovos Brands integration initiatives described above. Includes $12 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(2)Includes $12 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
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
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

Three Months Ended
(Millions)	October 27, 2024
Meals & Beverages	$21
Snacks	3
Corporate	3
Total	$27
Other Optimization Initiatives
In the second quarter of 2024, we began implementation of an initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. Pursuant to this initiative we will purchase certain Pepperidge Farm and Snyder's-Lance routes where there are opportunities to unlock greater scale in select markets, combine them and sell the combined routes to independent contractor distributors. We expect to execute this program in a staggered rollout and to incur expenses of up to approximately $115 million through 2029. In the three-month period ended October 27, 2024, we incurred $8 million in Marketing and selling expenses related to this initiative. As of October 27, 2024, we have incurred $13 million in Marketing and selling expenses related to this initiative.
9. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three-month periods ended October 27, 2024 and October 29, 2023, excludes less than 1 million stock options that would have been antidilutive.

10. Pension and Postretirement Benefits
Components of net periodic benefit expense (income) were as follows:

	Three Months Ended
	Pension		Postretirement
(Millions)	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Service cost	$3	$3	$—	$—
Interest cost	15	16	2	2
Expected return on plan assets	(20)	(20)	—	—
Actuarial losses (gains)	—	—	2	—
Net periodic benefit expense (income)	$(2)	$(1)	$4	$2
The actuarial loss for the three-month period ended October 27, 2024 related to the remeasurement of our postretirement plan due to a plan amendment. The actuarial loss was primarily due to a decrease in the discount rate used to determine the benefit obligation.
11. Leases
The components of lease costs were as follows:

	Three Months Ended
(Millions)	October 27, 2024	October 29, 2023
Operating lease cost	$29	$24
Finance lease - amortization of right-of-use (ROU) assets	6	4
Finance lease - interest on lease liabilities	1	—
Short-term lease cost	15	19
Variable lease cost	65	53
Total	$116	$100
The following tables summarize the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
(Millions)	Balance Sheet Classification	October 27, 2024	July 28, 2024
ROU assets, net	Other assets	$333	$333
Lease liabilities (current)	Accrued liabilities	$92	$90
Lease liabilities (noncurrent)	Other liabilities	$268	$268

	Finance Leases
(Millions)	Balance Sheet Classification	October 27, 2024	July 28, 2024
ROU assets, net	Plant assets, net of depreciation	$84	$72
Lease liabilities (current)	Short-term borrowings	$29	$25
Lease liabilities (noncurrent)	Long-term debt	$55	$46

The following table summarizes cash flow and other information related to leases:

	Three Months Ended
(Millions)	October 27, 2024	October 29, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27	$23
Operating cash flows from finance leases	$1	$—
Financing cash flows from finance leases	$6	$4

ROU assets obtained in exchange for lease obligations:
Operating leases	$25	$36
Finance leases	$19	$3
12. Short-term Borrowings and Long-term Debt
In August 2023, we filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement we may issue debt securities from time to time, depending on market conditions. On October 2, 2024, pursuant to the registration statement, we completed the issuance of senior unsecured notes of $1.15 billion, consisting of:
•$800 million aggregate principal amount of notes bearing interest at a fixed rate of 4.75% per annum, due March 23, 2035, with interest payable semi-annually on each of March 23 and September 23 commencing March 23, 2025; and
•$350 million aggregate principal amount of notes bearing interest at a fixed rate of 5.25% per annum, due October 13, 2054, with interest payable semi-annually on each of April 13 and October 13 commencing April 13, 2025.
The notes contain customary covenants and events of default. If a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date. In October 2024, we used a portion of the net proceeds from the issuance of the notes to repay $200 million of the $400 million outstanding under our 2022 Delayed Draw Term Loan Credit Agreement due November 15, 2025 and a portion of our outstanding commercial paper. We have $1.15 billion aggregate principal amount of senior notes maturing in March 2025, which we intend to repay by using a portion of the proceeds from the issuance of the notes along with cash on hand and issuing commercial paper.
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit risk-related contingent features in our derivative instruments as of October 27, 2024, or July 28, 2024.
We are also exposed to credit risk from our customers. During 2024, our largest customer accounted for approximately 22% of our consolidated net sales. Our five largest customers accounted for approximately 47% of our consolidated net sales in 2024.
We closely monitor credit risk associated with counterparties and customers.

Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk, primarily the Canadian dollar and Euro, related to intercompany transactions and third-party transactions. We utilize foreign exchange forward purchase and sale contracts and option contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $99 million as of October 27, 2024, and $108 million as of July 28, 2024. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income (loss). The notional amount of foreign exchange forward and option contracts that are not designated as accounting hedges was $458 million as of October 27, 2024, and $189 million as of July 28, 2024.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt. From time to time, we may use interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. We manage our exposure to interest volatility on future debt issuances by entering into forward starting interest rate swaps or treasury lock contracts to hedge the rate on the interest payments related to the anticipated debt issuance. The forward starting interest rate swaps or treasury lock contracts are either designated as cash-flow hedging instruments or are undesignated. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), and reclassified into Interest expense over the life of the debt issued. The change in fair value on undesignated instruments is recorded in Interest expense. In conjunction with the issuance of senior unsecured notes on October 2, 2024, due on March 23, 2035, we settled forward starting interest rate swaps with a notional value of $700 million at a gain of less than $1 million. The gain on these instruments was recorded in other comprehensive income (loss) and will be recognized in Interest expense over the life of the debt. There were no forward starting interest rate swaps or treasury lock contracts outstanding as of October 27, 2024 and July 28, 2024.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, soybean oil, natural gas, cocoa, aluminum, corn and soybean meal. Commodity futures, options and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts designated as cash-flow hedges as of October 27, 2024, or July 28, 2024. The notional amount of commodity contracts not designated as accounting hedges was $145 million as of October 27, 2024, and $200 million as of July 28, 2024. The change in fair value on undesignated instruments is recorded in Cost of products sold.
We have a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional amount was $29 million as of October 27, 2024, and $48 million as of July 28, 2024. The change in fair value on the embedded derivative is recorded in Cost of products sold.
Deferred Compensation Obligation Price Risk
We enter into swap contracts which hedge a portion of exposures relating to the total return of certain deferred compensation obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $80 million as of October 27, 2024, and $71 million as of July 28, 2024.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of October 27, 2024, and July 28, 2024:

(Millions)	Balance Sheet Classification	October 27, 2024	July 28, 2024
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	$2	$2
Total derivatives designated as hedges		$2	$2
Derivatives not designated as hedges:
Commodity contracts	Other current assets	$3	$6
Deferred compensation contracts	Other current assets	1	3
Foreign exchange contracts	Other current assets	1	—
Total derivatives not designated as hedges		$5	$9
Total asset derivatives		$7	$11

(Millions)	Balance Sheet Classification	October 27, 2024	July 28, 2024
Liability Derivatives
Derivatives not designated as hedges:
Commodity contracts	Accrued liabilities	$10	$16
Foreign exchange contracts	Accrued liabilities	1	—
Total derivatives not designated as hedges		$11	$16
Total liability derivatives		$11	$16
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of October 27, 2024, and July 28, 2024, would be adjusted as detailed in the following table:

	October 27, 2024			July 28, 2024
(Millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$7	$(1)	$6	$11	$(1)	$10
Total liability derivatives	$11	$(1)	$10	$16	$(1)	$15
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. Cash margin asset balances of $2 million at October 27, 2024 and July 28, 2024 were included in Other current assets in the Consolidated Balance Sheets.

The following table shows the effect of our derivative instruments designated as cash-flow hedges in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
(Millions)		October 27, 2024	October 29, 2023
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(11)	$(5)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange contracts		—	5
Forward starting interest rate swaps		—	3
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Forward starting interest rate swaps	Interest expense	1	—
OCI derivative gain (loss) at end of quarter		$(10)	$3
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $1 million.
The following table shows the total amounts of line items presented in the Consolidated Statements of Earnings, in which the effects of derivative instruments designated as cash-flow hedges are recorded and the total effect of hedge activity on these line items:

	Three Months Ended
	October 27, 2024	October 29, 2023
(Millions)	Interest expense	Interest expense
Consolidated Statements of Earnings:	$87	$49

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$1	$—
The amount excluded from effectiveness testing recognized in each line item of earnings using an amortization approach was not material in all periods presented.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

	Location of Loss (Gain) Recognized in Earnings	Three Months Ended
(Millions)		October 27, 2024	October 29, 2023
Foreign exchange contracts	Cost of products sold	$—	$(1)
Commodity contracts	Cost of products sold	(4)	12
Deferred compensation contracts	Administrative expenses	(3)	4
Total		$(7)	$15
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis as of October 27, 2024, and July 28, 2024, consistent with the fair value hierarchy:

	Fair Value as of October 27, 2024	Fair Value Measurements at October 27, 2024 Using Fair Value Hierarchy			Fair Value as of July 28, 2024	Fair Value Measurements at July 28, 2024 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange contracts(1)	$3	$—	$3	$—	$2	$—	$2	$—
Commodity derivative contracts(2)	3	—	1	2	6	—	1	5
Deferred compensation derivative contracts(3)	1	—	1	—	3	—	3	—
Deferred compensation investments(4)	1	1	—	—	1	1	—	—
Total assets at fair value	$8	$1	$5	$2	$12	$1	$6	$5

	Fair Value as of October 27, 2024	Fair Value Measurements at October 27, 2024 Using Fair Value Hierarchy			Fair Value as of July 28, 2024	Fair Value Measurements at July 28, 2024 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange contracts(1)	$1	$—	$1	$—	$—	$—	$—	$—
Commodity derivative contracts(2)	10	1	9	—	16	1	15	—
Deferred compensation obligation(4)	108	108	—	—	101	101	—	—
Total liabilities at fair value	$119	$109	$10	$—	$117	$102	$15	$—
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
(3)Based on equity index swap rates.
(4)Based on the fair value of the participants’ investments.

The following table summarizes the changes in fair value of Level 3 assets and liabilities:

	Three Months Ended
(Millions)	October 27, 2024	October 29, 2023
Fair value at beginning of year	$5	$2
Gains (losses)	(1)	2
Settlements	(2)	(2)
Fair value at end of quarter	$2	$2
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
There were cash equivalents of $169 million at October 27, 2024 and $25 million at July 28, 2024. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt was $7.623 billion at October 27, 2024, and $6.866 billion at July 28, 2024. The carrying value was $7.917 billion at October 27, 2024, and $7.184 billion at July 28, 2024. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
15. Share Repurchases
In September 2021, the Board approved a strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions.
In September 2024, the Board authorized an anti-dilutive share repurchase program of up to $250 million (September 2024 program) to offset the impact of dilution from shares issued under our stock compensation programs. The September 2024 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2024 program may be made in open-market or privately negotiated transactions. The September 2024 program replaced an anti-dilutive share repurchase program of up to $250 million that was approved by the Board in June 2021 and has been terminated.
During the three-month periods ended October 27, 2024 and October 29, 2023, we repurchased 1.098 million shares at a cost of $54 million and 679 thousand shares at a cost of $28 million, respectively, pursuant to our anti-dilutive share repurchase programs. As of October 27, 2024, approximately $206 million remained available under the September 2024 program and approximately $301 million remained available under the September 2021 program.
16. Stock-based Compensation
We provide compensation benefits by issuing stock options, unrestricted stock and restricted stock units (including time-lapse restricted stock units, EPS performance restricted stock units, total shareholder return (TSR) performance restricted stock units and free cash flow (FCF) performance restricted stock units). In 2025, we issued time-lapse restricted stock units, unrestricted stock, TSR performance restricted stock units and EPS performance restricted stock units. We last issued stock options and FCF performance restricted stock units in 2019.
In connection with the Sovos Brands acquisition, in the third quarter of 2024, we issued 1.721 million time-lapse restricted stock units (Replacement units) in exchange for certain Sovos Brands restricted stock units and performance restricted stock units. The Replacement units are subject to the same terms and conditions of the original Sovos Brands restricted stock units and performance restricted stock units. Certain Replacement units were subject to accelerated vesting. The Replacement units had a total fair value of $74 million based on the quoted price of our stock on the acquisition date. The portion of Replacement units attributed to pre-combination service was $42 million, which was accounted for as part of consideration transferred and was recorded in Additional Paid-in Capital in our Consolidated Statements of Equity in the third quarter of 2024. See Note 3 for additional information. The portion of the Replacement units attributable to post-combination service will be recognized as stock-based compensation expense over the remaining vesting period.
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statements of Earnings were as follows:

	Three Months Ended
(Millions)	October 27, 2024	October 29, 2023
Total pre-tax stock-based compensation expense	$19	$17
Tax-related benefits	$6	$2
The following table summarizes stock option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(Millions)
Outstanding at July 28, 2024	779	$45.33
Granted	—	$—
Exercised	—	$—
Terminated	—	$—
Outstanding at October 27, 2024	779	$45.33	2.9	$4
Exercisable at October 27, 2024	779	$45.33	2.9	$4
No options were exercised during the three-month period ended October 29, 2023. We measured the fair value of stock options using the Black-Scholes option pricing model.
We expensed stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expensed on an accelerated basis. As of January 2022, compensation related to stock options was fully expensed.
The following table summarizes time-lapse restricted stock units and EPS performance restricted stock units activity:

	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at July 28, 2024	3,300	$43.24
Granted	1,366	$48.36
Vested	(1,190)	$42.68
Forfeited	(42)	$43.34
Nonvested at October 27, 2024	3,434	$45.47
We determine the fair value of time-lapse restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants and certain Replacement units, which we expense on an accelerated basis.
Since 2022, we have granted EPS performance restricted stock units that will be earned upon the achievement of our adjusted EPS compound annual growth rate goal, measured over a three-year period. The actual number of EPS performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of EPS performance restricted stock units is based upon the quoted price of our stock at the date of grant. We expense EPS performance restricted stock units on a straight-line basis over the service period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We estimate expense based on the number of awards expected to vest. In the first quarter of 2025, recipients of EPS performance restricted stock units earned 100% of the initial grants based upon actual performance achieved during a three-year period ended July 28, 2024. There were 946 thousand EPS performance target grants outstanding at October 27, 2024, with a weighted-average grant-date fair value of $45.39. In connection with the divestiture of our Pop Secret popcorn business, in the first quarter of 2025, our adjusted EPS compound annual growth rate goals for the EPS performance restricted stock units granted in 2024 and 2023 were revised to equitably adjust for the impact of the completed divestiture that was not contemplated at the time of approval of the original targets.
As of October 27, 2024, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS performance restricted stock units was $98 million, which will be amortized over the weighted-average remaining service period of 1.9 years. The fair value of restricted stock units vested during the three-month periods ended October 27, 2024, and

October 29, 2023, was $59 million and $30 million, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the three-month period ended October 29, 2023 was $41.09.
The following table summarizes TSR performance restricted stock units activity:

	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at July 28, 2024	873	$47.40
Granted	549	$47.33
Vested	(464)	$45.52
Forfeited	(12)	$47.40
Nonvested at October 27, 2024	946	$48.28
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation.
Assumptions used in the Monte Carlo simulation were as follows:

	2025	2024
Risk-free interest rate	3.52%	4.84%
Expected dividend yield	3.01%	3.54%
Expected volatility	22.46%	22.16%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of October 27, 2024, total remaining unearned compensation related to TSR performance restricted stock units was $23 million, which will be amortized over the weighted-average remaining service period of 1.9 years. In the first quarter of 2025, recipients of TSR performance restricted stock units earned 175% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 26, 2024. As a result, approximately 199 thousand additional shares were awarded. In the first quarter of 2024, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 28, 2023. The fair value of TSR performance restricted stock units vested during the three-month periods ended October 27, 2024, and October 29, 2023, was $23 million and $12 million, respectively. The grant-date fair value of the TSR performance restricted stock units granted during the three-month period ended October 29, 2023, was $44.18.
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
On March 20, 2024, the United States Department of Justice (DOJ), on behalf of the U.S. Environmental Protection Agency, and National Education Law Center, on behalf of Environment America and Lake Erie Waterkeeper, filed lawsuits in the United States District Court for the Northern District of Ohio – Western Division concerning alleged violations of the Clean Water Act relating to alleged contaminant discharges from our Napoleon, Ohio wastewater treatment facility in excess of the facility’s Clean Water Act permit limits. We have and are continuing to take actions to remediate the exceedances and are in settlement discussions with the DOJ and the private environmental groups. While we cannot predict with certainty the amount of any civil penalty or the timing of the resolution of this matter, we do not expect that the ultimate costs to resolve this matter will have a material adverse effect on our financial condition, results of operations, or cash flows.
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of October 27, 2024. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
Other Contingencies
We have provided certain indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at October 27, 2024.
18. Supplier Finance Program Obligations
To manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Amounts outstanding under these programs, which are included in Accounts payable on the Consolidated Balance Sheets, were approximately $269 million at October 27, 2024 and $243 million July 28, 2024.
19. Supplemental Financial Statement Data

(Millions)	October 27, 2024	July 28, 2024
Balance Sheets
Inventories
Raw materials, containers and supplies	$466	$376
Finished products	947	1,010
	$1,413	$1,386

	Three Months Ended
(Millions)	October 27, 2024	October 29, 2023
Statements of Earnings
Other expenses / (income)
Amortization of intangible assets(1)	$20	$17
Net periodic benefit expense (income) other than the service cost	(1)	(2)
Costs associated with acquisition(2)	—	9
Loss on sale of business(3)	25	—
Transition services fees	(1)	(2)
Other	—	2
	$43	$24
_______________________________________
(1)Includes accelerated amortization expense related to customer relationship intangible assets of $7 million in the three-month periods ended October 27, 2024 and October 29, 2023.
(2)Related to the acquisition of Sovos Brands. See Note 3 for additional information.
(3)Related to the sale of our Pop Secret popcorn business. See Note 4 for additional information.

20. Subsequent Event
In November 2024, we entered into an agreement to sell our noosa yoghurt business for $200 million, subject to certain customary purchase price adjustments. The closing of the transaction is subject to certain customary conditions, including regulatory approval. In connection with the sale, we will provide certain transition services to support the business.
The noosa yoghurt business was purchased as part of the Sovos Brands acquisition. Net sales of the business were $68 million in 2024. Earnings were not material in 2024. The results of the business are reflected within the Meals & Beverages segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
This Management's Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in "Part I - Item 1. Financial Statements," and our Form 10-K for the year ended July 28, 2024, including but not limited to "Part I - Item 1A. Risk Factors" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
Executive Summary
Unless otherwise stated, the terms "we," "us," "our" and the "company" refer to The Campbell's Company, formerly known as Campbell Soup Company, and its consolidated subsidiaries.
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
On August 26, 2024, we completed the sale of our Pop Secret popcorn business. For additional information on the divestiture, see Note 4 to the Consolidated Financial Statements.
In November 2024, we entered into an agreement to sell our noosa yoghurt business for $200 million, subject to certain customary purchase price adjustments. The closing of the transaction is subject to certain customary conditions, including regulatory approval. For additional information on the divestiture, see Note 20 to the Consolidated Financial Statements.
Business Trends
Our industry continues to navigate a steady and ongoing recovery in light of supply chain disruptions, commodity cost volatility, changes in consumer purchasing and spending patterns, labor market issues, economic uncertainties and impacts of a change in administration as a result of the 2024 presidential election and other global macroeconomic challenges. Through the first quarter, we continued to experience some moderation in input cost inflation, as we continue to see improvement across certain ingredients and packaging materials. We anticipate continued supply chain productivity and benefits from cost savings initiatives to mitigate some of the inflationary pressures and expect such benefits to offset incremental costs in 2025. We expect consumer trends to continue to evolve and our volumes to improve over time; however, economic pressures on consumers, including the challenges of persistent inflation, may continue to negatively impact our volumes throughout 2025. We will continue to evaluate the evolving macroeconomic environment to take action to mitigate the impact on our business, consolidated results of operations and financial condition.
Company Name Change
On November 19, 2024, at the 2024 Annual Meeting of Shareholders of the company, our shareholders approved an amendment to the company’s Restated Certificate of Incorporation to change the company’s name from “Campbell Soup Company” to “The Campbell’s Company.” The company’s name change became effective on November 19, 2024.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.
•Net sales increased 10% in the quarter to $2.772 billion primarily due to a 12-point benefit from the acquisition of Sovos Brands.
•Gross profit, as a percent of sales, was 31.3% in 2025 and the prior-year quarter. The performance reflected benefits from supply chain productivity improvements and mark-to-market adjustments on outstanding undesignated commodity hedges offset by the impact of cost inflation and other supply chain costs, unfavorable net price realization and the impact of the acquisition.
•Earnings per share were $.72 in 2025, compared to $.78 in the prior-year quarter. The current quarter included expenses of $.16 per share and the prior-year quarter included expenses of $.13 per share from items impacting comparability as discussed below.

Net Earnings attributable to The Campbell's Company
The following items impacted the comparability of net earnings and net earnings per share:
•We implemented several cost savings initiatives in recent years. In the first quarter of 2025, we recorded Restructuring charges of $6 million and implementation costs and other related costs of $11 million in Administrative expenses, $8 million in Cost of products sold, $1 million in Marketing and selling expenses and $1 million in Research and development expenses related to these initiatives. In the first quarter of 2024, we recorded Restructuring charges of $2 million and implementation costs and other related costs of $5 million in Administrative expenses, $3 million in Cost of products sold, $2 million in Marketing and selling expenses and $1 million in Research and development expenses (aggregate impact of $10 million after tax, or $0.03 per share) related to these initiatives.
In the second quarter of 2024, we began implementation of an optimization initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. In the first quarter of 2025, we recognized $8 million in Marketing and selling expenses related to this initiative.
In the first quarter of 2025, the total aggregate impact related to the cost savings and optimization initiatives was $35 million ($27 million after tax, or $0.09 per share). See Note 8 to the Consolidated Financial Statements and "Restructuring Charges, Cost Savings Initiatives and Other Optimization Initiatives" for additional information;
•In the first quarter of 2025, we recognized gains in Cost of products sold of $4 million ($3 million after tax, or $.01 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. In the first quarter of 2024, we recognized losses in Cost of products sold of $15 million ($11 million after tax, or $.04 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges;
•In the first quarter of 2025 and 2024, we recorded accelerated amortization expense in Other expenses / (income) of $7 million ($5 million after tax, or $.02 per share) related to customer relationship intangible assets due to the loss of certain contract manufacturing customers, which began in the fourth quarter of 2023;
•In the first quarter of 2025, we recognized insurance recoveries in Administrative expenses of $1 million ($1 million after tax) related to a cybersecurity incident that was identified in the fourth quarter of 2023. In the first quarter of 2024, we recorded costs of $2 million in Cost of products sold and $1 million in Administrative expenses (aggregate impact of $2 million after tax, or $.01 per share) related to the cybersecurity incident;
•In the first quarter of 2025, we recorded litigation expenses in Administrative expenses of $1 million ($1 million after tax) related to the Plum baby food and snacks business (Plum), which was divested on May 3, 2021, and certain other litigation matters. In the first quarter of 2024, we recorded litigation expenses in Administrative expenses of $2 million ($2 million after tax, or $.01 per share) related to Plum;
•In the first quarter of 2025, we recognized an actuarial loss in Other expenses / (income) of $2 million ($1 million after tax) related to an interim remeasurement of our postretirement plan due to a plan amendment;
•In the first quarter of 2025, we recorded a loss in Other expenses / (income) of $25 million ($19 million after tax, or $.06 per share) on the sale of our Pop Secret popcorn business; and
•In the first quarter of 2024, we announced our intent to acquire Sovos Brands and on March 12, 2024, the acquisition closed. In the first quarter of 2024, we incurred costs associated with the acquisition in Other expenses / (income) of $9 million ($8 million after tax, or $.03 per share).

The items impacting comparability are summarized below:

	Three Months Ended
	October 27, 2024		October 29, 2023
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to The Campbell's Company	$218	$.72	$234	$.78

Costs associated with cost savings and optimization initiatives	$(27)	$(.09)	$(10)	$(.03)
Commodity mark-to-market gains (losses)	3	.01	(11)	(.04)
Accelerated amortization	(5)	(.02)	(5)	(.02)
Cybersecurity incident recoveries (costs)	1	—	(2)	(.01)
Certain litigation expenses	(1)	—	(2)	(.01)
Postretirement actuarial losses	(1)	—	—	—
Charges associated with divestiture	(19)	(.06)	—	—
Costs associated with acquisition	—	—	(8)	(.03)
Impact of items on Net earnings(1)	$(49)	$(.16)	$(38)	$(.13)
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Net earnings attributable to The Campbell's Company were $218 million ($.72 per share) in the current quarter, compared to $234 million ($.78 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings decreased primarily due to higher interest expense, higher marketing and selling expenses and higher administrative expenses, partially offset by an increase in gross profit.
FIRST-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	October 27, 2024	October 29, 2023	% Change
Meals & Beverages	$1,706	$1,404	22
Snacks	1,066	1,114	(4)
	$2,772	$2,518	10

An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages	Snacks	Total
Volume/mix	1%	(1)%	—%
Net price realization(1)	(1)	(1)	(1)
Divestiture	—	(2)	(1)
Acquisition	22	—	12
	22%	(4)%	10%
__________________________________________
(1)Includes revenue reductions from trade promotion and consumer coupon redemption programs.
In Meals & Beverages, sales increased 22%, primarily due to a 22-point benefit from the acquisition of Sovos Brands. Excluding the benefit from the acquisition of Sovos Brands, sales were comparable as gains in Prego pasta sauces, Canada and foodservice were offset by declines in U.S. soup. Favorable volume/mix was offset by lower net price realization. Sales of U.S. soup decreased 4% primarily due to movements in retailer inventory levels influenced by the later timing of the Thanksgiving holiday this year.

In Snacks, sales decreased 4%. Excluding the impact from the divestiture of the Pop Secret popcorn business, sales decreased due to declines in third-party partner brands and contract manufacturing, Pepperidge Farm cookies, Goldfish crackers and Late July snacks. Sales were impacted by volume/mix declines and lower net price realization.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $79 million in 2025 from 2024. As a percent of sales, gross profit was 31.3% in 2025 and 2024.
Gross profit margin performance was impacted by the following:

Margin Impact
Productivity improvements	150
Volume/mix(1)	20
Net price realization	(80)
Impact of acquisition	(60)
Higher costs associated with cost savings initiatives	(20)
Cost inflation, supply chain costs and other factors(2)	(10)
—
__________________________________________
(1)Includes the impact of operating leverage.
(2)Includes an 80 basis-point positive impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges, an estimated positive margin impact of 40 basis points from the benefit of cost savings initiatives and a 10-basis point prior-year impact from a cybersecurity incident, which were more than offset by the impact of cost inflation and other factors.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 9.0% in 2025 compared to 8.8% in 2024. Marketing and selling expenses increased 13% in 2025 from 2024. The increase was primarily due to the impact of the acquisition (approximately 12 points) and higher costs associated with costs savings and optimization initiatives (approximately 3 points), partially offset by lower other marketing expenses (approximately 2 points).
Administrative Expenses
Administrative expenses as a percent of sales were 6.3% in 2025 and 2024. Administrative expenses increased 11% in 2025 from 2024. The increase was primarily due to higher general administrative costs and inflation (approximately 7 points); the impact of the acquisition (approximately 5 points) and higher costs associated with cost savings initiatives (approximately 4 points), partially offset by increased benefits from cost savings initiatives (approximately 4 points).
Other Expenses / (Income)
Other expenses were $43 million in 2025 compared to $24 million in 2024. Other expenses in 2025 included a loss of $25 million on the sale of the Pop Secret popcorn business, accelerated amortization expense of $7 million and a postretirement actuarial loss of $2 million. Other expenses in 2024 included costs associated with the acquisition of $9 million and accelerated amortization expense of $7 million.
Operating Earnings
Segment operating earnings increased 7% in 2025 from 2024.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	October 27, 2024	October 29, 2023	% Change
Meals & Beverages	$337	$287	17
Snacks	142	161	(12)
	479	448	7
Corporate income (expense)	(106)	(88)
Restructuring charges(1)	(6)	(2)
Earnings before interest and taxes	$367	$358
__________________________________________

(1)See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages increased 17%. The increase was primarily due to the benefit of the acquisition of Sovos Brands and lower marketing and selling expenses.
Operating earnings from Snacks decreased 12%. The decrease was primarily due to lower gross profit. Gross profit decreased primarily due to the impact of cost inflation and other supply chain costs as well as unfavorable net price realization, partially offset by supply chain productivity improvements.
Corporate expense in 2025 included the following:
•costs of $29 million related to costs savings and optimization initiatives;
•$25 million loss on the sale of the Pop Secret popcorn business;
•$7 million of accelerated amortization expense;
•$2 million postretirement actuarial loss;
•$1 million of certain litigation expenses, including expenses related to Plum;
•$4 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges; and
•$1 million of insurance recoveries related to a cybersecurity incident.
Corporate expense in 2024 included the following:
•$15 million of unrealized mark-to-market losses on outstanding undesignated commodity hedges;
•costs of $11 million related to cost savings initiatives;
•$9 million of costs associated with the acquisition of Sovos Brands;
•$7 million of accelerated amortization expense;
•$3 million of costs related to a cybersecurity incident; and
•$2 million of Plum litigation expenses.
Interest Expense
Interest expense of $87 million in 2025 increased from $49 million in 2024 primarily due to higher levels of debt.
Taxes on Earnings
The effective tax rate was 23.2% in 2025 and 24.5% in 2024. The decrease in the effective tax rate was primarily due to excess tax benefits associated with the vesting of stock-based compensation awards.
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
A summary of the pre-tax charges recognized in the Consolidated Statements of Earnings related to these initiatives is as follows:

	Three Months Ended
(Millions, except per share amounts)	October 29, 2023	Total Program
Restructuring charges	$2	$297
Administrative expenses	5	437
Cost of products sold	3	128
Marketing and selling expenses	2	23
Research and development expenses	1	10
Total pre-tax charges	$13	$895

Aggregate after-tax impact	$10
Per share impact	$.03
A summary of the pre-tax costs associated with these initiatives is as follows:

(Millions)	Total Program
Severance pay and benefits	$253
Asset impairment/accelerated depreciation	134
Implementation costs and other related costs	508
Total	$895
Of the aggregate $895 million pre-tax costs incurred, approximately $720 million were cash expenditures.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

(Millions)	Total Program
Meals & Beverages	$288
Snacks	383
Corporate	224
Total	$895
As of July 28, 2024, we substantially completed the multi-year cost savings initiatives and Snyder's-Lance cost transformation program and integration, and we generated total pre-tax savings of approximately $950 million. Certain phases that had not been fully implemented were incorporated into the 2025 cost savings initiatives described below.
Sovos Brands Integration Initiatives
On March 12, 2024, we completed the acquisition of Sovos Brands. See Note 3 to the Consolidated Financial Statements for additional information. We identified opportunities for cost synergies as we integrate Sovos Brands.
In 2024, we recorded Restructuring charges of $21 million for severance pay and benefits related to initiatives to achieve the synergies and generated pre-tax savings of $10 million. The charges incurred in 2024 were associated with the Meals & Beverages segment.
In 2025, the initiatives to achieve synergies were incorporated into the cost savings initiatives described below.

2025 Cost Savings Initiatives
On September 10, 2024, we announced plans to implement cost savings initiatives beginning in 2025, including initiatives to further optimize our supply chain and manufacturing network, optimization of our information technology infrastructure and targeted cost management. We also identified additional opportunities for cost synergies as we integrate Sovos Brands. As mentioned above, we substantially completed our previous multi-year cost savings initiatives and Snyder's-Lance cost transformation program and integration. Certain initiatives from that program have been incorporated into our 2025 cost savings initiatives. Cost estimates for the 2025 initiatives, as well as timing for certain activities, are continuing to be developed.
A summary of the pre-tax charges recorded in the Consolidated Statement of Earnings related to these initiatives is as follows:

Three Months Ended
(Millions, except per share amounts)	October 27, 2024
Restructuring charges	$6
Administrative expenses	11
Cost of products sold	8
Marketing and selling expenses	1
Research and development expenses	1
Total pre-tax charges	$27

Aggregate after-tax impact	$21
Per share impact	$.07
A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of October 27, 2024
Severance pay and benefits	$6
Asset impairment/accelerated depreciation	9
Implementation costs and other related costs	12
Total	$27
The total estimated pre-tax costs for actions that have been identified to date are approximately $190 million, and we expect to incur substantially all of the costs through 2028. These estimates will be updated as the detailed plans are developed.
We expect the costs for the actions that have been identified to date to consist of the following: approximately $20 million in severance pay and benefits; approximately $50 million in asset impairment and accelerated depreciation; and approximately $120 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 72%; Snacks - approximately 12% and Corporate - approximately 16%.
Of the aggregate $190 million of pre-tax costs identified to date, we expect approximately $135 million will be cash expenditures. In addition, we expect to invest approximately $215 million in capital expenditures, of which we invested $18 million as of October 27, 2024. The capital expenditures primarily relate to optimization of production within our manufacturing network, implementation of our existing SAP enterprise-resource planning system for Sovos Brands and optimization of information technology infrastructure and applications.
We expect the initiatives, once all phases are implemented, to generate annual ongoing savings of approximately $250 million by the end of 2028. As of October 27, 2024, we have generated total program-to-date pre-tax savings of $30 million.

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

Three Months Ended
(Millions)	October 27, 2024
Meals & Beverages	$21
Snacks	3
Corporate	3
Total	$27
Other Optimization Initiatives
In the second quarter of 2024, we began implementation of an initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. Pursuant to this initiative we will purchase certain Pepperidge Farm and Snyder's-Lance routes where there are opportunities to unlock greater scale in select markets, combine them and sell the combined routes to independent contractor distributors. We expect to execute this program in a staggered rollout and to incur expenses of up to approximately $115 million through 2029. In the three-month period ended October 27, 2024, we incurred $8 million in Marketing and selling expenses related to this initiative. As of October 27, 2024, we have incurred $13 million in Marketing and selling expenses related to this initiative.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We generated cash flows from operations of $225 million in 2025, compared to $174 million in 2024. The increase in 2025 was primarily due to changes in working capital and higher cash earnings.
We had negative working capital of $328 million as of October 27, 2024, and $1.386 billion as of July 28, 2024. Current assets were less than current liabilities, which included debt maturing in one year, due to a focus on lowering core working capital requirements. Total debt maturing within one year was $1.212 billion as of October 27, 2024, and $1.423 billion as of July 28, 2024.
As part of our focus to lower core working capital requirements, we have worked with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Amounts outstanding under these programs, which are included in Accounts payable on the Consolidated Balance Sheets, were approximately $269 million at October 27, 2024 and $243 million at July 28, 2024.
Capital expenditures were $110 million in 2025 and $143 million in 2024. Capital expenditures in 2025 included chip and cracker capacity expansion for our Snacks business, enhancements to our headquarters in Camden, New Jersey and network optimization for our Meals & Beverages business. Capital expenditures are expected to total approximately $500 million in 2025.
In Snacks, we have a direct-store-delivery distribution model that uses independent contractor distributors. From time to time, we purchase and sell routes, including certain routes under our optimization initiatives. The purchase and sale proceeds of the routes are reflected in investing activities.

On August 26, 2024, we sold our Pop Secret popcorn business for $70 million.
Dividend payments were $116 million in 2025 and $114 million in 2024. The regular quarterly dividend paid on our capital stock was $.37 per share in both the first quarter of 2025 and 2024. On September 18, 2024, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on October 28, 2024 to shareholders of record at the close of business on October 3, 2024. On December 3, 2024, the Board of Directors approved an increase in the regular quarterly dividend from $.37 per share to $.39 per share, or 5%. They then declared a regular quarterly dividend of $.39 per share payable on January 27, 2025 to shareholders of record at the close of business on January 2, 2025.
In September 2021, the Board approved a strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. In September 2024, the Board authorized an anti-dilutive share repurchase program of up to $250 million (September 2024 program) to offset the impact of dilution from shares issued under our stock compensation programs. The September 2024 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2024 program may be made in open-market or privately negotiated transactions. The September 2024 program replaced an anti-dilutive share repurchase program of up to $250 million that was approved by the Board in June 2021 and has been terminated. During the three-month periods ended October 27, 2024 and October 29, 2023, we repurchased 1.098 million shares at a cost of $54 million and 679 thousand shares at a cost of $28 million, respectively, pursuant to our anti-dilutive share repurchase programs. As of October 27, 2024, approximately $206 million remained available under the September 2024 program and approximately $301 million remained available under the September 2021 program. See Note 15 to the Consolidated Financial Statements and “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
In August 2023, we filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement we may issue debt securities from time to time, depending on market conditions. On October 2, 2024, pursuant to the registration statement, we completed the issuance of senior unsecured notes of $1.15 billion, consisting of:
•$800 million aggregate principal amount of notes bearing interest at a fixed rate of 4.75% per annum, due March 23, 2035, with interest payable semi-annually on each of March 23 and September 23 commencing March 23, 2025; and
•$350 million aggregate principal amount of notes bearing interest at a fixed rate of 5.25% per annum, due October 13, 2054, with interest payable semi-annually on each of April 13 and October 13 commencing April 13, 2025.
The notes contain customary covenants and events of default. If a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date. In October 2024, we used a portion of the net proceeds from the issuance of the notes to repay $200 million of the $400 million outstanding under our 2022 Delayed Draw Term Loan Credit Agreement due November 15, 2025 and a portion of our outstanding commercial paper. We have $1.15 billion aggregate principal amount of senior notes maturing in March 2025, which we intend to repay by using a portion of the proceeds from the issuance of the notes along with cash on hand and issuing commercial paper.
As of October 27, 2024, we had $1.212 billion of short-term borrowings due within one year, of which $34 million was comprised of commercial paper borrowings. As of October 27, 2024, we issued $27 million of standby letters of credit.
On April 16, 2024, we entered into a Five-Year Credit Agreement for an unsecured, senior revolving credit facility (the 2024 Revolving Credit Facility Agreement) in an aggregate principal amount equal to $1.85 billion with a maturity date of April 16, 2029 or such later date as extended pursuant to the terms set forth in the 2024 Revolving Credit Facility Agreement. The 2024 Revolving Credit Facility Agreement remained unused at October 27, 2024, except for $1 million of standby letters of credit that we issued under it. We may increase the 2024 Revolving Credit Facility Agreement commitments up to an additional $500 million, subject to the satisfaction of certain conditions. Loans under the 2024 Revolving Credit Facility Agreement will bear interest at the rates specified in the 2024 Revolving Credit Facility Agreement, which vary based on the type of loan and certain other conditions. The 2024 Revolving Credit Facility Agreement contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense of not less than 3.25:1.00, and customary events of default for credit facilities of this type. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
We are in compliance with the covenants contained in our credit facilities and debt securities.

CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended July 28, 2024 (2024 Annual Report on Form 10-K). The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our 2024 Annual Report on Form 10-K. Our critical accounting estimates are described in Management’s Discussion and Analysis included in the 2024 Annual Report on Form 10‑K.
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
We wish to caution the reader that the following important factors and those important factors described in our other Securities and Exchange Commission filings, or in our 2024 Annual Report on Form 10-K, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:
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
•negative changes and volatility in financial and credit markets, deteriorating economic conditions and other external factors, including the impact of new or changes to existing governmental laws and regulations and their application;
•our indebtedness and ability to pay such indebtedness; and
•unforeseen business disruptions or other impacts due to political instability, civil disobedience, terrorism, geopolitical conflicts, extreme weather conditions, natural disasters, pandemics or other outbreaks of disease or other calamities.
This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our outlook. We disclaim any obligation or intent to update forward-looking statements made by us in order to reflect new information, events or circumstances after the date they are made.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
For information regarding our exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in the 2024 Annual Report on Form 10-K.
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 27, 2024 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
b.Changes in Internal Control
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are likely to materially affect, such internal control over financial reporting during the quarter ended October 27, 2024.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 17 to the Consolidated Financial Statements and incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity in the three months ended October 27, 2024 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
7/29/24 - 8/30/24	—	$—	—	$338
9/2/24 - 9/30/24	770,000	$50.44	770,000	$523
10/1/24-10/25/24	328,000	$47.67	328,000	$507
Total	1,098,000	$49.61	1,098,000	$507
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
(3)In September 2021, the Board approved a strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. In September 2024, the Board authorized an anti-dilutive share repurchase program of up to $250 million (September 2024 program) to offset the impact of dilution from shares issued under our stock compensation programs. The September 2024 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2024 program may be made in open-market or privately negotiated transactions. The September 2024 program replaced an anti-dilutive share repurchase program of up to $250 million that was approved by the Board in June 2021 and has been terminated.
Item 5. Other Information
During the quarter ended October 27, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" in accordance with Item 408 of Regulation S-K of the Securities Act.
Item 6. Exhibits
The Index to Exhibits, which immediately precedes the signature page, is incorporated by reference into this Report.

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation, as amended through November 19, 2024.

3.2
By-Laws of The Campbell's Company, amended and restated effective November 19, 2024, incorporated by reference to Exhibit 3.2 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed on November 20, 2024.

4.1	Form of 2035 Note, incorporated by reference to Exhibit 4.3.1 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed on October 2, 2024.

4.2	Form of 2054 Note, incorporated by reference to Exhibit 4.3.2 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed on October 2, 2024.

10.1*	Form of 2022 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (Earnings Per Share).

10.2*	Form of 2022 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (Total Shareholder Return).

10.3*	Campbell Soup Company Supplemental Retirement Plan, as amended and restated effective as of October 1, 2024.

10.4*	2025 Non-Employee Director Fees.

31.1	Certification of Mark A. Clouse pursuant to Rule 13a-14(a).

31.2	Certification of Carrie L. Anderson pursuant to Rule 13a-14(a).

32.1	Certification of Mark A. Clouse pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Carrie L. Anderson pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Extension Definition Linkbase Document.

101.LAB	Inline XBRL Extension Label Linkbase Document.

101.PRE	Inline XBRL Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).
* This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
December 4, 2024

THE CAMPBELL'S COMPANY

By:	/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Senior Vice President and Controller