Form 10-Q
period 2025-01-26
CAMPBELL'S Co
filed 2025-03-05
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 26, 2025
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

There were 298,181,866 shares of capital stock outstanding as of February 27, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
THE CAMPBELL'S COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	January 26, 2025	January 28, 2024	January 26, 2025	January 28, 2024
Net sales	$2,685	$2,456	$5,457	$4,974
Costs and expenses
Cost of products sold	1,866	1,680	3,771	3,410
Marketing and selling expenses	256	217	506	439
Administrative expenses	165	189	340	347
Research and development expenses	25	25	51	49
Other expenses / (income)	41	26	84	50
Restructuring charges	5	2	11	4
Total costs and expenses	2,358	2,139	4,763	4,299
Earnings before interest and taxes	327	317	694	675
Interest expense	88	46	175	95
Interest income	8	—	12	1
Earnings before taxes	247	271	531	581
Taxes on earnings	74	68	140	144
Net earnings	173	203	391	437
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to The Campbell's Company	$173	$203	$391	$437
Per Share — Basic
Net earnings attributable to The Campbell's Company	$.58	$.68	$1.31	$1.47
Weighted average shares outstanding — basic	298	298	298	298
Per Share — Assuming Dilution
Net earnings attributable to The Campbell's Company	$.58	$.68	$1.30	$1.46
Weighted average shares outstanding — assuming dilution	299	299	300	299
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	January 26, 2025			January 28, 2024
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$173			$203
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(5)	$—	(5)	$6	$—	6
Cash-flow hedges:
Unrealized gains (losses) arising during the period	3	—	3	(28)	6	(22)
Reclassification adjustment for losses (gains) included in net earnings	(1)	—	(1)	(1)	—	(1)
Pension and other postretirement benefits:
Prior service credit arising during the period	—	—	—	—	—	—
Reclassification of prior service credit included in net earnings	—	—	—	—	—	—
Other comprehensive income (loss)	$(3)	$—	(3)	$(23)	$6	(17)
Total comprehensive income (loss)			$170			$186
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to The Campbell's Company			$170			$186

	Six Months Ended
	January 26, 2025			January 28, 2024
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$391			$437
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(7)	$—	(7)	$(3)	$—	(3)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	3	—	3	(20)	4	(16)
Reclassification adjustment for losses (gains) included in net earnings	—	—	—	(1)	—	(1)
Pension and other postretirement benefits:
Prior service credit arising during the period	7	(2)	5	—	—	—
Reclassification of prior service credit included in net earnings	—	—	—	—	—	—
Other comprehensive income (loss)	$3	$(2)	1	$(24)	$4	(20)
Total comprehensive income (loss)			$392			$417
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to The Campbell's Company			$392			$417
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	January 26, 2025	July 28, 2024
Current assets
Cash and cash equivalents	$829	$108
Accounts receivable, net	711	630
Inventories	1,288	1,386
Other current assets	118	66
Assets of business held for sale	235	—
Total current assets	3,181	2,190
Plant assets, net of depreciation	2,637	2,698
Goodwill	4,988	5,077
Other intangible assets, net of amortization	4,535	4,716
Other assets	569	554
Total assets	$15,910	$15,235
Current liabilities
Short-term borrowings	$1,179	$1,423
Accounts payable	1,356	1,311
Accrued liabilities	705	720
Dividends payable	119	115
Accrued income taxes	—	7
Liabilities of business held for sale	54	—
Total current liabilities	3,413	3,576
Long-term debt	6,496	5,761
Deferred taxes	1,413	1,426
Other liabilities	676	676
Total liabilities	11,998	11,439
Commitments and contingencies
The Campbell's Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	406	437
Earnings retained in the business	4,716	4,569
Capital stock in treasury, at cost	(1,208)	(1,207)
Accumulated other comprehensive income (loss)	(16)	(17)
Total The Campbell's Company shareholders' equity	3,910	3,794
Noncontrolling interests	2	2
Total equity	3,912	3,796
Total liabilities and equity	$15,910	$15,235
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	January 26, 2025	January 28, 2024
Cash flows from operating activities:
Net earnings	$391	$437
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	26	—
Restructuring charges	11	4
Stock-based compensation	36	36
Pension and postretirement benefit expense	2	3
Depreciation and amortization	219	192
Deferred income taxes	5	6
Net loss on sale of business	25	—
Other	67	76
Changes in working capital, net of divestiture
Accounts receivable	(94)	(116)
Inventories	52	102
Other current assets	(24)	(22)
Accounts payable and accrued liabilities	40	(17)
Other	(19)	(17)
Net cash provided by operating activities	737	684
Cash flows from investing activities:
Purchases of plant assets	(211)	(263)
Purchases of route businesses	(90)	(6)
Sales of route businesses	61	13
Sale of business	70	—
Other	(5)	—
Net cash used in investing activities	(175)	(256)
Cash flows from financing activities:
Short-term borrowings, including commercial paper	663	1,416
Short-term repayments, including commercial paper	(925)	(1,596)
Long-term borrowings	1,144	—
Long-term repayments	(400)	—
Dividends paid	(227)	(224)
Treasury stock purchases	(56)	(29)
Payments related to tax withholding for stock-based compensation	(28)	(14)
Payments of debt issuance costs	(11)	—
Other	—	(1)
Net cash provided by (used in) financing activities	160	(448)
Effect of exchange rate changes on cash	(1)	—
Net change in cash and cash equivalents	721	(20)
Cash and cash equivalents — beginning of period	108	189
Cash and cash equivalents — end of period	$829	$169
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	The Campbell's Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at October 29, 2023	323	$12	(25)	$(1,212)	$388	$4,573	$(6)	$2	$3,757
Net earnings (loss)						203		—	203
Other comprehensive income (loss)							(17)	—	(17)
Dividends ($.37 per share)						(111)			(111)
Treasury stock purchased			—	(1)					(1)
Treasury stock issued under stock-based compensation plans			—	1	19	—			20
Balance at January 28, 2024	323	$12	(25)	$(1,212)	$407	$4,665	$(23)	$2	$3,851

Balance at July 30, 2023	323	$12	(25)	$(1,219)	$420	$4,451	$(3)	$2	$3,663
Net earnings (loss)						437		—	437
Other comprehensive income (loss)							(20)	—	(20)
Dividends ($.74 per share)						(223)			(223)
Treasury stock purchased			(1)	(29)					(29)
Treasury stock issued under stock-based compensation plans			1	36	(13)	—			23
Balance at January 28, 2024	323	$12	(25)	$(1,212)	$407	$4,665	$(23)	$2	$3,851

Balance at October 27, 2024	323	$12	(25)	$(1,210)	$393	$4,660	$(13)	$2	$3,844
Net earnings (loss)						173		—	173
Other comprehensive income (loss)							(3)	—	(3)
Dividends ($.39 per share)						(117)			(117)
Treasury stock purchased			—	(2)					(2)
Treasury stock issued under stock-based compensation plans			—	4	13	—			17
Balance at January 26, 2025	323	$12	(25)	$(1,208)	$406	$4,716	$(16)	$2	$3,912

Balance at July 28, 2024	323	$12	(25)	$(1,207)	$437	$4,569	$(17)	$2	$3,796
Net earnings (loss)						391		—	391
Other comprehensive income (loss)							1	—	1
Dividends ($.76 per share)						(228)			(228)
Treasury stock purchased			(1)	(56)					(56)
Treasury stock issued under stock-based compensation plans			1	55	(31)	(16)			8
Balance at January 26, 2025	323	$12	(25)	$(1,208)	$406	$4,716	$(16)	$2	$3,912
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Significant Accounting Policies
In this Form 10-Q, unless otherwise stated, the terms "we," "us," "our" and the "company" refer to The Campbell's Company and its consolidated subsidiaries.
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

3.Acquisition
On August 7, 2023, we entered into a merger agreement to acquire Sovos Brands, Inc. (Sovos Brands) for $23.00 per share. On March 12, 2024, we completed the acquisition. Sovos Brands' portfolio includes a variety of pasta sauces, dry pasta, soups, frozen entrées, frozen pizza and yogurts, all of which are sold in North America under the brand names Rao’s, Michael Angelo’s and noosa. See Note 4 for additional information on the noosa yoghurt business. Total purchase consideration was $2.899 billion, which was determined as follows:

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
The identifiable intangible assets of Sovos Brands consist of:

(Millions)	Type	Life in Years			Value
Trademarks	Non-amortizable	Indefinite			$1,470
Trademarks(1)	Amortizable	20			76
Customer relationships(2)	Amortizable	20	to	30	230
Total identifiable intangible assets					$1,776
_____________________________________
(1)Includes $74 million related to the noosa yoghurt business.
(2)Includes $18 million related to the noosa yoghurt business.
Excluding the assets of the noosa yoghurt business held for sale, as of January 26, 2025, the weighted-average remaining useful life of amortizable intangible assets was 29 years.
We incurred $10 million and $19 million of costs associated with the acquisition in the three- and six-month periods ended January 28, 2024.
For the three- and six-month periods ended January 26, 2025, the Sovos Brands acquisition contributed $313 million and $623 million to Net sales and a loss of $9 million and $12 million to Net earnings, respectively, including the effect of integration costs and interest expense on the debt to finance the acquisition.
The following unaudited summary information is presented on a consolidated pro forma basis as if the Sovos Brands acquisition had occurred on August 1, 2022:

	Three Months Ended	Six Months Ended
(Millions)	January 28, 2024	January 28, 2024
Net sales	$2,760	$5,551
Net earnings attributable to The Campbell's Company	$196	$411
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
4. Divestitures
On August 26, 2024, we sold our Pop Secret popcorn business for $70 million. We recognized a pre-tax loss on the sale of $25 million, or $19 million after tax. In connection with the sale, we will provide certain transition services to support the business.
The business had net sales of $9 million for the six-month period ended January 26, 2025, and $32 million and $61 million for the three- and six-month periods ended January 28, 2024, respectively. Earnings were not material in the periods. The results of the business were reflected within the Snacks reportable segment.
Subsequent to the end of the second quarter, we completed the sale of our noosa yoghurt business on February 24, 2025, for $188 million, subject to certain customary purchase price adjustments. In connection with the sale, we will provide certain transition services to support the business.
The noosa yoghurt business was purchased as part of the Sovos Brands acquisition. In the second quarter of 2025, we recorded $15 million of deferred tax expense related to the sale of the business. Net sales of the business were $39 million and $83 million for the three- and six-month periods ended January 26, 2025, respectively, and $68 million from March 12, 2024 through July 28, 2024. Earnings were not material in the periods. The results of the business are reflected within the Meals & Beverages segment.

The assets and liabilities of the business have been reflected as current Assets of business held for sale and current Liabilities of business held for sale as of January 26, 2025. The assets and liabilities were as follows:

(Millions)	January 26, 2025
Accounts receivable, net	$15
Inventories	10
Plant assets, net of depreciation	54
Goodwill	65
Other intangible assets, net of amortization	89
Other assets	2
Assets of business held for sale	$235

Accounts payable	$13
Accrued liabilities	11
Long-term debt	9
Deferred taxes	19
Other liabilities	2
Liabilities of business held for sale	$54
5. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	Foreign Currency Translation Adjustments(1)	Cash-Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 30, 2023	$(1)	$(4)	$2	$(3)
Other comprehensive income (loss) before reclassifications	(3)	(16)	—	(19)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Net current-period other comprehensive income (loss)	(3)	(17)	—	(20)
Balance at January 28, 2024	$(4)	$(21)	$2	$(23)

Balance at July 28, 2024	$(10)	$(9)	$2	$(17)
Other comprehensive income (loss) before reclassifications	(7)	3	5	1
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	(7)	3	5	1
Balance at January 26, 2025	$(17)	$(6)	$7	$(16)
_____________________________________
(1)Included no tax as of January 26, 2025, July 28, 2024, January 28, 2024 and July 30, 2023.
(2)Included a tax benefit of $2 million as of January 26, 2025, and July 28, 2024, $5 million as of January 28, 2024 and $1 million as of July 30, 2023.
(3)Included tax expense of $3 million as of January 26, 2025, and $1 million as of July 28, 2024, January 28, 2024 and July 30, 2023.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
(Millions)	January 26, 2025	January 28, 2024	January 26, 2025	January 28, 2024	Location of Loss (Gain) Recognized in Earnings
Losses (gains) on cash-flow hedges:
Foreign exchange contracts	$(1)	$(2)	$(1)	$(2)	Cost of products sold
Forward starting interest rate swaps	—	1	1	1	Interest expense
Total before tax	$(1)	$(1)	$—	$(1)
Tax expense (benefit)	—	—	—	—
Loss (gain), net of tax	$(1)	$(1)	$—	$(1)
6. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill:

(Millions)	Meals & Beverages	Snacks	Total
Net balance at July 28, 2024	$2,102	$2,975	$5,077
Divestiture(1)	—	(21)	(21)
Amounts reclassified to Assets of business held for sale(2)	(65)	—	(65)
Foreign currency translation adjustment	(3)	—	(3)
Net balance at January 26, 2025	$2,034	$2,954	$4,988
____________________________________
(1)On August 26, 2024, we sold our Pop Secret popcorn business. See Note 4 for additional information.
(2)See Note 4 for additional information on our noosa yoghurt business.
Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill:

	January 26, 2025				July 28, 2024
(Millions)	Cost	Accumulated Amortization	Amounts reclassified to Assets of business held for sale(1)	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$1,060	$(338)	$(17)	$705	$1,060	$(300)	$760
Definite-lived trademarks	76	(2)	(72)	2	76	(2)	74
Total amortizable intangible assets	$1,136	$(340)	$(89)	$707	$1,136	$(302)	$834
Indefinite-lived trademarks
Rao's				$1,470			$1,470
Snyder's of Hanover				620			620
Lance				350			350
Kettle Brand				318			318
Pace				292			292
Pacific Foods				280			280
Cape Cod				187			187
Various other Snacks(2) (3)				311			365
Total indefinite-lived trademarks				$3,828			$3,882
Total net intangible assets				$4,535			$4,716
____________________________________

(1)See Note 4 for additional information on our noosa yoghurt business.
(2)The carrying amount as of July 28, 2024 included the $28 million Pop Secret trademark, which was divested with the sale of the business in 2025. See Note 4 for additional information.
(3)Includes the Late July and Allied brands trademarks.
Amortization expense was $39 million for the six-month period ended January 26, 2025, and $34 million for the six-month period ended January 28, 2024. Amortization expense for both the six-month periods ended January 26, 2025 and January 28, 2024 included $14 million of accelerated amortization expense on customer relationships, which began in the fourth quarter of 2023 due to the loss of certain contract manufacturing customers. As of January 26, 2025, amortizable intangible assets had a weighted-average remaining useful life of 19 years. Amortization expense is estimated to be approximately $70 million in 2025 and $40 million per year for the following four years.
During the second quarter of 2025, we performed an interim impairment assessment on certain salty snacks and cookie trademarks within our Snacks segment, including Tom’s, Jays, Kruncher’s, O-Ke-Doke, Stella D’oro and Archway, collectively referred to as our "Allied brands." In 2025, sales performance was below expectations. In the second quarter of 2025, based on recent performance, we lowered our long-term outlook and recognized an impairment charge of $15 million on the Allied brands trademarks. As of January 26, 2025, the carrying value of the Allied brands trademarks was $28 million.
During the second quarter of 2025, we performed an interim impairment assessment on the Late July trademark within our Snacks segment. In 2025, sales performance was below expectations. In the second quarter of 2025, based on recent performance, we lowered our long-term outlook and recognized an impairment charge of $11 million on the trademark. As of January 26, 2025, the carrying value of the Late July trademark was $47 million.
The impairment charges were recorded in Other expenses / (income) in the Consolidated Statement of Earnings.
The $1.47 billion carrying value of the Rao's trademark associated with the Sovos Brands acquisition approximates fair value. Excluding the carrying value of the Rao's trademark, based on the 2024 annual impairment testing and interim assessments described above, indefinite-lived trademarks with approximately 10% or less of excess coverage of fair value over carrying value had an aggregate carrying value of $1.267 billion as of January 26, 2025, and included the Snyder's of Hanover, Pace, Pacific Foods, Late July and Allied brands trademarks.
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
7. Segment Information
Our reportable segments are as follows:
•Meals & Beverages, which consists of our soup, simple meals and beverage products in retail and foodservice in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; SpaghettiOs pasta, Campbell’s gravies, beans and dinner sauces; Swanson canned poultry; V8 juices and beverages; Campbell's tomato juice; and as of March 12, 2024, Rao's pasta sauces, dry pasta, frozen entrées, frozen pizza and soups, Michael Angelo’s frozen entrées and pasta sauces; and noosa yogurts. The noosa yoghurt business was sold on February 24, 2025. The segment also includes snacking products in foodservice and Canada; and
•Snacks, which consists of Pepperidge Farm cookies, crackers and fresh bakery and frozen products, including Goldfish crackers; Snyder’s of Hanover pretzels; Lance sandwich crackers; Cape Cod potato chips; Kettle Brand potato chips; Late July snacks; and Snack Factory pretzel crisps, and other snacking products in retail in the U.S. The segment also includes the snacking and meals and beverages retail business in Latin America. The segment included the results of the Pop Secret popcorn business, which was sold on August 26, 2024.
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

	Three Months Ended		Six Months Ended
(Millions)	January 26, 2025	January 28, 2024	January 26, 2025	January 28, 2024
Net sales
Meals & Beverages	$1,679	$1,382	$3,385	$2,786
Snacks	1,006	1,074	2,072	2,188
Total	$2,685	$2,456	$5,457	$4,974

	Three Months Ended		Six Months Ended
(Millions)	January 26, 2025	January 28, 2024	January 26, 2025	January 28, 2024
Earnings before interest and taxes
Meals & Beverages	$291	$247	$628	$534
Snacks	114	161	256	322
Corporate income (expense)(1)	(73)	(89)	(179)	(177)
Restructuring charges(2)	(5)	(2)	(11)	(4)
Total	$327	$317	$694	$675
_______________________________________
(1)Represents unallocated items. Costs related to cost savings and optimization initiatives were $20 million and $49 million in the three- and six-month periods ended January 26, 2025, and $34 million and $45 million in the three- and six-month periods ended January 28, 2024, respectively. Unrealized mark-to-market adjustments on outstanding undesignated commodity hedges were gains of $14 million and $18 million in the three- and six-month periods ended January 26, 2025, and gains of $7 million and losses of $8 million in the three- and six-month periods ended January 28, 2024, respectively. Accelerated amortization expense related to customer relationship intangible assets was $7 million and $14 million in the three- and six-month periods ended January 26, 2025 and January 28, 2024. Intangible asset impairment charges were $26 million in the three- and six-month periods ended in January 26, 2025. A loss on the sale of our Pop Secret popcorn business of $25 million was included in the six-month period ended January 26, 2025. Litigation expenses related to the Plum baby food and snacks business, which was divested on May 3, 2021, and certain other litigation matters were $1 million and $2 million in the three- and six-month periods ended January 26, 2025 and $1 million and $3 million in the three- and six-month periods ended January 28, 2024, respectively. Insurance recoveries of $1 million and costs of $3 million related to a cybersecurity incident were included in the six-month periods ended January 26, 2025 and January 28, 2024, respectively. A postretirement actuarial loss of $2 million was included in the six-month period ended January 26, 2025. Costs of $10 million and $19 million associated with the acquisition of Sovos Brands were included in the three- and six-month periods ended January 28, 2024, respectively.
(2)See Note 8 for additional information.
Our net sales based on product categories are as follows:

	Three Months Ended		Six Months Ended
(Millions)	January 26, 2025	January 28, 2024	January 26, 2025	January 28, 2024
Net sales
Soup	$849	$841	$1,701	$1,701
Snacks	1,058	1,127	2,186	2,300
Other simple meals	605	317	1,218	619
Beverages	173	171	352	354
Total	$2,685	$2,456	$5,457	$4,974
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
A summary of the pre-tax charges recognized in the Consolidated Statements of Earnings related to these initiatives is as follows:

	January 28, 2024
(Millions)	Three Months Ended	Six Months Ended	Total Program
Restructuring charges	$2	$4	$297
Administrative expenses	29	34	437
Cost of products sold	3	6	128
Marketing and selling expenses	1	3	23
Research and development expenses	1	2	10
Total pre-tax charges	$36	$49	$895
A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Total Program
Severance pay and benefits	$253
Asset impairment/accelerated depreciation	134
Implementation costs and other related costs	508
Total	$895
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
A summary of the pre-tax charges recorded in the Consolidated Statement of Earnings related to these initiatives is as follows:

	January 26, 2025
(Millions)	Three Months Ended	Six Months Ended
Restructuring charges	$5	$11
Administrative expenses	8	19
Cost of products sold	10	18
Marketing and selling expenses	1	2
Research and development expenses	1	2
Total pre-tax charges	$25	$52
A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of January 26, 2025
Severance pay and benefits	$11
Asset impairment/accelerated depreciation	17
Implementation costs and other related costs	24
Total	$52

The total estimated pre-tax costs for actions that have been identified to date are approximately $190 million and we expect to incur substantially all of the costs through 2028. These estimates will be updated as the detailed plans are developed.
We expect the costs for the actions that have been identified to date to consist of the following: approximately $20 million in severance pay and benefits; approximately $50 million in asset impairment and accelerated depreciation; and approximately $120 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 72%; Snacks - approximately 9% and Corporate - approximately 19%.
Of the aggregate $190 million of pre-tax costs identified to date, we expect approximately $135 million will be cash expenditures. In addition, we expect to invest approximately $215 million in capital expenditures, of which we invested $57 million as of January 26, 2025. The capital expenditures primarily relate to optimization of production within our manufacturing network, implementation of our existing SAP enterprise-resource planning system for Sovos Brands and optimization of information technology infrastructure and applications.
A summary of the restructuring activity and related reserves is as follows:

(Millions)	Severance Pay and Benefits	Implementation Costs and Other Related Costs(3)	Asset Impairment/Accelerated Depreciation	Other Non-Cash Exit Costs(4)	Total Charges
Accrued balance at July 28, 2024(1)	$36
2025 charges	11	23	17	1	$52
2025 cash payments	(15)
Accrued balance at January 26, 2025(2)	$32
__________________________________
(1)Associated with the multi-year cost savings initiatives and Snyder's-Lance cost transformation program and integration, and the Sovos Brands integration initiatives described above. Includes $12 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(2)Includes $14 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
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
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	January 26, 2025
(Millions)	Three Months Ended	Six Months Ended
Meals & Beverages	$16	$37
Snacks	2	5
Corporate	7	10
Total	$25	$52
Other Optimization Initiatives
In the second quarter of 2024, we began implementation of an initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. Pursuant to this initiative we will purchase certain Pepperidge Farm and Snyder's-Lance routes where there are opportunities to unlock greater scale in select markets, combine them and sell the combined routes to independent contractor distributors. We expect to execute this program in a staggered rollout and to incur expenses of up to approximately $115 million through 2029. In the six-month period ended January 26, 2025, we incurred $8 million in Marketing and selling expenses related to this initiative. As of January 26, 2025, we have incurred $13 million in Marketing and selling expenses related to this initiative.
9. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three- and six-month periods ended January 26, 2025 and January 28, 2024, excludes less than 1 million stock options that would have been antidilutive.
10. Pension and Postretirement Benefits
Components of net periodic benefit expense (income) were as follows:

	Three Months Ended				Six Months Ended
	Pension		Postretirement		Pension		Postretirement
(Millions)	January 26, 2025	January 28, 2024	January 26, 2025	January 28, 2024	January 26, 2025	January 28, 2024	January 26, 2025	January 28, 2024
Service cost	$3	$3	$—	$—	$6	$6	$—	$—
Interest cost	16	17	1	2	31	33	3	4
Expected return on plan assets	(20)	(20)	—	—	(40)	(40)	—	—
Actuarial losses (gains)	—	—	—	—	—	—	2	—
Net periodic benefit expense (income)	$(1)	$—	$1	$2	$(3)	$(1)	$5	$4
The actuarial loss for the six-month period ended January 26, 2025 related to the remeasurement of our postretirement plan due to a plan amendment. The actuarial loss was primarily due to a decrease in the discount rate used to determine the benefit obligation.
11. Leases
The components of lease costs were as follows:

	Three Months Ended		Six Months Ended
(Millions)	January 26, 2025	January 28, 2024	January 26, 2025	January 28, 2024
Operating lease cost(1)	$27	$24	$56	$48
Finance lease - amortization of right-of-use (ROU) assets	8	4	14	8
Finance lease - interest on lease liabilities	1	—	2	—
Short-term lease cost	15	16	30	35
Variable lease cost	59	49	124	102
Total	$110	$93	$226	$193
___________________________________________
(1)    Excludes costs associated with the cost savings initiatives described in Note 8.

The following tables summarize the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
(Millions)	Balance Sheet Classification	January 26, 2025	July 28, 2024
ROU assets, net	Other assets	$335	$333
Lease liabilities (current)	Accrued liabilities	$93	$90
Lease liabilities (noncurrent)	Other liabilities	$271	$268

ROU assets, net	Assets of business held for sale	$2	$—
Lease liabilities (noncurrent)	Liabilities of business held for sale	$2	$—
	Finance Leases
(Millions)	Balance Sheet Classification	January 26, 2025	July 28, 2024
ROU assets, net	Plant assets, net of depreciation	$71	$72
Lease liabilities (current)	Short-term borrowings	$30	$25
Lease liabilities (noncurrent)	Long-term debt	$44	$46

ROU assets, net	Assets of business held for sale	$12	$—
Lease liabilities (noncurrent)	Liabilities of business held for sale	$9	$—
The following table summarizes cash flow and other information related to leases:

	Six Months Ended
(Millions)	January 26, 2025	January 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52	$46
Operating cash flows from finance leases	$1	$—
Financing cash flows from finance leases	$14	$8

ROU assets obtained in exchange for lease obligations:
Operating leases	$54	$63
Finance leases	$25	$15
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

The notes contain customary covenants and events of default. If a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date. In October 2024, we used a portion of the net proceeds from the issuance of the notes to repay $200 million of the $400 million outstanding under our 2022 Delayed Draw Term Loan Credit Agreement (the 2022 DDTL Credit Agreement) due November 15, 2025 and a portion of our outstanding commercial paper. In November 2024, we repaid the remaining $200 million outstanding under the 2022 DDTL Credit Agreement. We have $1.15 billion aggregate principal amount of senior notes maturing in March 2025, which we intend to repay by using a portion of the proceeds from the issuance of the notes along with cash on hand and issuing commercial paper.
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit risk-related contingent features in our derivative instruments as of January 26, 2025, or July 28, 2024.
We are also exposed to credit risk from our customers. During 2024, our largest customer accounted for approximately 22% of our consolidated net sales. Our five largest customers accounted for approximately 47% of our consolidated net sales in 2024.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk, primarily the Canadian dollar and Euro, related to intercompany transactions and third-party transactions. We utilize foreign exchange forward purchase and sale contracts and option contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $113 million as of January 26, 2025, and $108 million as of July 28, 2024. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income (loss). The notional amount of foreign exchange forward and option contracts that are not designated as accounting hedges was $404 million as of January 26, 2025, and $189 million as of July 28, 2024.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt. From time to time, we may use interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. We manage our exposure to interest volatility on future debt issuances by entering into forward starting interest rate swaps or treasury lock contracts to hedge the rate on the interest payments related to the anticipated debt issuance. The forward starting interest rate swaps or treasury lock contracts are either designated as cash-flow hedging instruments or are undesignated. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), and reclassified into Interest expense over the life of the debt issued. The change in fair value on undesignated instruments is recorded in Interest expense. In conjunction with the issuance of senior unsecured notes on October 2, 2024, due on March 23, 2035, we settled forward starting interest rate swaps with a notional value of $700 million at a gain of less than $1 million. The gain on these instruments was recorded in other comprehensive income (loss) and will be recognized in Interest expense over the life of the debt. There were no forward starting interest rate swaps or treasury lock contracts outstanding as of January 26, 2025 and July 28, 2024.

Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, soybean oil, natural gas, cocoa, aluminum, corn and soybean meal. Commodity futures, options and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts designated as cash-flow hedges as of January 26, 2025, or July 28, 2024. The notional amount of commodity contracts not designated as accounting hedges was $133 million as of January 26, 2025, and $200 million as of July 28, 2024. The change in fair value on undesignated instruments is recorded in Cost of products sold.
We have a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional amount was $90 million as of January 26, 2025, and $48 million as of July 28, 2024. The change in fair value on the embedded derivative is recorded in Cost of products sold.
Deferred Compensation Obligation Price Risk
We enter into swap contracts which hedge a portion of exposures relating to the total return of certain deferred compensation obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $80 million as of January 26, 2025, and $71 million as of July 28, 2024.
The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of January 26, 2025, and July 28, 2024:

(Millions)	Balance Sheet Classification	January 26, 2025	July 28, 2024
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	$3	$2
Total derivatives designated as hedges		$3	$2
Derivatives not designated as hedges:
Commodity contracts	Other current assets	$12	$6
Deferred compensation contracts	Other current assets	4	3
Total derivatives not designated as hedges		$16	$9
Total asset derivatives		$19	$11

(Millions)	Balance Sheet Classification	January 26, 2025	July 28, 2024
Liability Derivatives
Derivatives not designated as hedges:
Commodity contracts	Accrued liabilities	$5	$16
Foreign exchange contracts	Accrued liabilities	1	—
Total derivatives not designated as hedges		$6	$16
Total liability derivatives		$6	$16
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of January 26, 2025, and July 28, 2024, would be adjusted as detailed in the following table:

	January 26, 2025			July 28, 2024
(Millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$19	$(3)	$16	$11	$(1)	$10
Total liability derivatives	$6	$(3)	$3	$16	$(1)	$15
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. Cash margin asset balances of less than $1 million at January 26, 2025 and $2 million at July 28, 2024 were included in Other current assets in the Consolidated Balance Sheets.
The following tables show the effect of our derivative instruments designated as cash-flow hedges in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
(Millions)		January 26, 2025	January 28, 2024
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(10)	$3
Effective portion of changes in fair value recognized in OCI:
Foreign exchange contracts		3	(2)
Forward starting interest rate swaps		—	(26)
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Foreign exchange contracts	Cost of products sold	(1)	(2)
Forward starting interest rate swaps	Interest expense	—	1
OCI derivative gain (loss) at end of quarter		$(8)	$(26)

Six Months Ended
OCI derivative gain (loss) at beginning of year		$(11)	$(5)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange contracts		3	3
Forward starting interest rate swaps		—	(23)
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Foreign exchange contracts	Cost of products sold	(1)	(2)
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(8)	$(26)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a gain of $1 million.

The following tables show the total amounts of line items presented in the Consolidated Statements of Earnings in which the effects of derivative instruments designated as cash-flow hedges are recorded and the total effect of hedge activity on these line items:

	Three Months Ended
	January 26, 2025		January 28, 2024
(Millions)	Cost of products sold	Interest expense	Cost of products sold	Interest expense
Consolidated Statements of Earnings:	$1,866	$88	$1,680	$46

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$(1)	$—	$(2)	$1

	Six Months Ended
	January 26, 2025		January 28, 2024
(Millions)	Cost of products sold	Interest expense	Cost of products sold	Interest expense
Consolidated Statements of Earnings:	$3,771	$175	$3,410	$95

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$(1)	$1	$(2)	$1
The amount excluded from effectiveness testing recognized in each line item of earnings using an amortization approach was not material in all periods presented.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

	Location of Loss (Gain) Recognized in Earnings	Three Months Ended		Six Months Ended
(Millions)		January 26, 2025	January 28, 2024	January 26, 2025	January 28, 2024
Foreign exchange contracts	Cost of products sold	$(1)	$1	$(1)	$—
Commodity contracts	Cost of products sold	(14)	(8)	(18)	4
Deferred compensation contracts	Administrative expenses	(3)	(7)	(6)	(3)
Total		$(18)	$(14)	$(25)	$1
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis as of January 26, 2025, and July 28, 2024, consistent with the fair value hierarchy:

	Fair Value as of January 26, 2025	Fair Value Measurements at January 26, 2025 Using Fair Value Hierarchy			Fair Value as of July 28, 2024	Fair Value Measurements at July 28, 2024 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange contracts(1)	$3	$—	$3	$—	$2	$—	$2	$—
Commodity derivative contracts(2)	12	1	8	3	6	—	1	5
Deferred compensation derivative contracts(3)	4	—	4	—	3	—	3	—
Deferred compensation investments(4)	1	1	—	—	1	1	—	—
Total assets at fair value	$20	$2	$15	$3	$12	$1	$6	$5

	Fair Value as of January 26, 2025	Fair Value Measurements at January 26, 2025 Using Fair Value Hierarchy			Fair Value as of July 28, 2024	Fair Value Measurements at July 28, 2024 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange contracts(1)	$1	$—	$1	$—	$—	$—	$—	$—
Commodity derivative contracts(2)	5	—	4	1	16	1	15	—
Deferred compensation obligation(4)	110	110	—	—	101	101	—	—
Total liabilities at fair value	$116	$110	$5	$1	$117	$102	$15	$—
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
(3)Based on equity index swap rates.
(4)Based on the fair value of the participants’ investments.

The following table summarizes the changes in fair value of Level 3 assets and liabilities:

	Six Months Ended
(Millions)	January 26, 2025	January 28, 2024
Fair value at beginning of year	$5	$2
Gains (losses)	2	12
Settlements	(5)	(5)
Fair value at end of quarter	$2	$9
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a nonrecurring basis.
In the second quarter of 2025, we performed interim impairment assessments on certain trademarks in our Snacks segment. See also Note 6 for additional information on the impairment charges.
Fair value was determined based on unobservable Level 3 inputs. The fair value of trademarks was determined based on discounted cash flow analysis that involves significant management assumptions such as expected revenue growth rates, assumed royalty rates and weighted-average costs of capital.
The following table presents fair value measurements of the trademarks:

	December 2025
(Millions)	Impairment Charges	Fair Value
Allied brands	$15	$28
Late July	$11	$47
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
There were cash equivalents of $170 million at January 26, 2025 and $25 million at July 28, 2024. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt was $7.291 billion at January 26, 2025, and $6.866 billion at July 28, 2024. The carrying value was $7.675 billion at January 26, 2025, and $7.184 billion at July 28, 2024. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
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
During the six-month periods ended January 26, 2025 and January 28, 2024, we repurchased 1.134 million shares at a cost of $56 million and 707 thousand shares at a cost of $29 million, respectively, pursuant to our anti-dilutive share repurchase programs. As of January 26, 2025, approximately $205 million remained available under the September 2024 program and approximately $301 million remained available under the September 2021 program.
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
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statements of Earnings were as follows:

	Three Months Ended		Six Months Ended
(Millions)	January 26, 2025	January 28, 2024	January 26, 2025	January 28, 2024
Total pre-tax stock-based compensation expense	$17	$19	$36	$36
Tax-related benefits	$4	$4	$10	$6
The following table summarizes stock option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(Millions)
Outstanding at July 28, 2024	779	$45.33
Granted	—	$—
Exercised	—	$—
Terminated	—	$—
Outstanding at January 26, 2025	779	$45.33	2.7	$1
Exercisable at January 26, 2025	779	$45.33	2.7	$1
No options were exercised during the six-month period ended January 28, 2024. We measured the fair value of stock options using the Black-Scholes option pricing model.
We expensed stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expensed on an accelerated basis. As of January 2022, compensation related to stock options was fully expensed.
The following table summarizes time-lapse restricted stock units and EPS performance restricted stock units activity:

	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at July 28, 2024	3,300	$43.24
Granted	1,372	$48.34
Vested	(1,284)	$42.89
Forfeited	(88)	$44.12
Nonvested at January 26, 2025	3,300	$45.47
We determine the fair value of time-lapse restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants and certain Replacement units, which we expense on an accelerated basis.
Since 2022, we have granted EPS performance restricted stock units that will be earned upon the achievement of our adjusted EPS compound annual growth rate goal, measured over a three-year period. The actual number of EPS performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of EPS performance restricted stock units is based upon the quoted price of our stock at the date of grant. We expense EPS performance restricted stock units on a straight-line basis over the service period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We estimate expense based on the number of awards expected to vest. In the first quarter of 2025, recipients of EPS performance restricted stock units earned 100% of the initial grants based upon actual performance achieved during a three-year period ended July 28, 2024. There were 934 thousand EPS performance target grants outstanding at January 26, 2025, with a weighted-average grant-date fair value of $45.51. In connection with the divestiture of our Pop Secret popcorn business, in the first quarter of 2025, our adjusted EPS compound annual growth rate goals for the EPS performance restricted stock units granted in 2024 and 2023 were revised to equitably adjust for the impact of the completed divestiture that was not contemplated at the time of approval of the original targets.
As of January 26, 2025, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS performance restricted stock units was $74 million, which will be amortized over the weighted-average remaining service period of 1.9 years. The fair value of restricted stock units vested during the six-month periods ended January 26, 2025, and January 28, 2024, was $63 million and $31 million, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the six-month period ended January 28, 2024 was $41.08.
The following table summarizes TSR performance restricted stock units activity:

	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at July 28, 2024	873	$47.40
Granted	549	$47.33
Vested	(464)	$45.52
Forfeited	(24)	$47.55
Nonvested at January 26, 2025	934	$48.29
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation.
Assumptions used in the Monte Carlo simulation were as follows:

	2025	2024
Risk-free interest rate	3.52%	4.84%
Expected dividend yield	3.01%	3.54%
Expected volatility	22.46%	22.16%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of January 26, 2025, total remaining unearned compensation related to TSR performance restricted stock units was $16 million, which will be amortized over the weighted-average remaining service period of 1.9 years. In the first quarter of 2025, recipients of TSR performance restricted stock units earned 175% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 26, 2024. As a result, approximately 199 thousand additional shares were awarded. In the first quarter of 2024, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 28, 2023. The fair value of TSR performance restricted stock units vested during the six-month periods ended January 26, 2025, and January 28, 2024, was $23 million and $12 million, respectively. The grant-date fair value of the TSR performance restricted stock units granted during the six-month period ended January 28, 2024, was $44.18.
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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of January 26, 2025. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
Other Contingencies
We have provided certain indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at January 26, 2025.
18. Supplier Finance Program Obligations
To manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Amounts outstanding under these programs, which are included in Accounts payable on the Consolidated Balance Sheets, were $269 million at January 26, 2025 and $243 million July 28, 2024.

19. Supplemental Financial Statement Data

(Millions)	January 26, 2025	July 28, 2024
Balance Sheets
Inventories
Raw materials, containers and supplies	$438	$376
Finished products	850	1,010
	$1,288	$1,386

	Three Months Ended		Six Months Ended
(Millions)	January 26, 2025	January 28, 2024	January 26, 2025	January 28, 2024
Statements of Earnings
Other expenses / (income)
Impairment of intangible assets(1)	$26	$—	$26	$—
Amortization of intangible assets(2)	19	17	39	34
Net periodic benefit expense (income) other than the service cost	(3)	(1)	(4)	(3)
Costs associated with acquisition(3)	—	10	—	19
Loss on sale of business(4)	—	—	25	—
Transition services fees	(1)	—	(2)	(2)
Other	—	—	—	2
	$41	$26	$84	$50
_______________________________________
(1)See Note 6 for additional information.
(2)Includes accelerated amortization expense related to customer relationship intangible assets of $7 million and $14 million in the three- and six-month periods ended January 26, 2025 and January 28, 2024.
(3)Related to the acquisition of Sovos Brands. See Note 3 for additional information.
(4)Related to the sale of our Pop Secret popcorn business. See Note 4 for additional information.

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
Executive Summary
Unless otherwise stated, the terms "we," "us," "our" and the "company" refer to The Campbell's Company and its consolidated subsidiaries.
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
On February 24, 2025, we completed the sale of our noosa yoghurt business for $188 million, subject to certain customary purchase price adjustments. For additional information on the divestiture, see Note 4 to the Consolidated Financial Statements.
Business Trends
Our industry continues to navigate an ongoing recovery in light of global macroeconomic challenges, including changes in consumer purchasing and spending patterns; supply chain pressures; commodity cost volatility; labor market issues; and economic uncertainties amplified by increased regulatory activity, potential or actual imposition of tariffs and shifting global trade policies. Twenty-five percent tariffs on product imports from Mexico and Canada, and additional 10% tariffs on product imports from China (for an aggregate of 20%) went into effect on March 4, 2025. These actions are expected to result in retaliatory measures on U.S. goods. We are continuing to monitor the rapidly evolving tariff and global trade policies and are working with our suppliers to mitigate potential impacts on our business. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions that may be granted, availability and cost of alternative sources of supply and demand for our products in affected markets.
Through the second quarter, we continued to experience some moderation in input cost inflation, as we continue to see cost improvement across certain ingredients and packaging materials. We anticipate continued supply chain productivity and benefits from cost savings initiatives to mitigate inflationary pressures and expect such benefits to offset incremental costs in 2025, excluding potential impacts of tariffs. We expect consumer trends to continue to evolve and our volumes to improve over time; however, economic pressures, including the challenges of persistent inflation and impacts of tariffs, may continue to negatively impact our volumes throughout 2025. We will continue to evaluate the evolving macroeconomic environment to take action to mitigate the impact on our business, consolidated results of operations and financial condition.
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
•Net sales increased 9% in the quarter to $2.685 billion primarily due to a 13-point benefit from the acquisition of Sovos Brands.
•Gross profit, as a percent of sales, was 30.5% in 2025 compared to 31.6% in the prior-year quarter. The decrease was primarily due to unfavorable net price realization, the impact of cost inflation and other supply chain costs and the impact of the acquisition, partially offset by benefits from supply chain productivity improvements.
•Earnings per share were $.58 in 2025, compared to $.68 in the prior-year quarter. The current quarter included expenses of $.16 per share and the prior-year quarter included expenses of $.12 per share from items impacting comparability as discussed below.

Net Earnings attributable to The Campbell's Company
The following items impacted the comparability of net earnings and net earnings per share:
•We implemented several cost savings initiatives in recent years. In the second quarter of 2025, we recorded Restructuring charges of $5 million and implementation costs and other related costs of $10 million in Cost of products sold, $8 million in Administrative expenses, $1 million in Marketing and selling expenses and $1 million in Research and development expenses related to these initiatives. In the second quarter of 2024, we recorded Restructuring charges of $2 million and implementation costs and other related costs of $29 million in Administrative expenses, $3 million in Cost of products sold, $1 million in Marketing and selling expenses and $1 million in Research and development expenses (aggregate impact of $27 million after tax, or $.09 per share) related to these initiatives. Year-to-date in 2025, we recorded Restructuring charges of $11 million and implementation costs and other related costs of $19 million in Administrative expenses, $18 million in Cost of products sold, $2 million in Marketing and selling expenses and $2 million in Research and development expenses related to these initiatives. Year-to-date in 2024, we recorded Restructuring charges of $4 million and implementation costs and other related costs of $34 million in Administrative expenses, $6 million in Cost of products sold, $3 million in Marketing and selling expenses and $2 million in Research and development expenses (aggregate impact of $37 million after tax, or $.12 per share) related to these initiatives.
In the second quarter of 2024, we began implementation of an optimization initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. Year-to-date in 2025, we recognized $8 million in Marketing and selling expenses related to this initiative.
In the second quarter of 2025, the total aggregate impact related to the cost savings and optimization initiatives was $25 million ($19 million after tax, or $.06 per share). Year-to-date in 2025, the total aggregate impact related to the cost savings and optimization initiatives was $60 million ($46 million after tax, or $.15 per share). See Note 8 to the Consolidated Financial Statements and "Restructuring Charges, Cost Savings Initiatives and Other Optimization Initiatives" for additional information;
•In the second quarter of 2025, we recognized gains in Cost of products sold of $14 million ($10 million after tax, or $.03 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. In the second quarter of 2024, we recognized gains in Cost of products sold of $7 million ($5 million after tax, or $.02 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. Year-to-date in 2025, we recognized gains in Cost of products sold of $18 million ($13 million after tax, or $.04 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. Year-to-date in 2024, we recognized losses in Cost of products sold of $8 million ($6 million after tax, or $.02 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges;
•In the second quarter of 2025 and 2024, we recorded accelerated amortization expense in Other expenses / (income) of $7 million ($5 million after tax, or $.02 per share) related to customer relationship intangible assets due to the loss of certain contract manufacturing customers, which began in the fourth quarter of 2023. Year-to-date in 2025 and 2024, we recorded accelerated amortization expense in Other expenses / (income) of $14 million ($10 million after tax, or $.03 per share);
•In the second quarter of 2025, we performed an interim impairment assessment on certain salty snacks and cookie trademarks within our Snacks segment, including Tom's, Jays, Kruncher's, O-Ke-Doke, Stella D'oro and Archway, collectively referred to as our "Allied brands," and recognized an impairment charge of $15 million on the trademarks.
In the second quarter of 2025, we performed an interim impairment assessment on the Late July trademark within our Snacks segment and recognized an impairment charge of $11 million on the trademark.
In the second quarter of 2025, the total aggregate impact of the impairment charges was $26 million ($19 million after tax, or $.06 per share).
The charges were included in Other expenses / (income);
•In the second quarter of 2025, we recorded $15 million ($.05 per share) of deferred tax expense related to the sale of the noosa yoghurt business, which was completed on February 24, 2025. In the first quarter of 2025, we recorded a loss in Other expenses / (income) of $25 million ($19 million after tax, or $.06 per share) on the sale of our Pop Secret popcorn business. Year-to-date in 2025, the total aggregate impact of charges associated with divestitures was $25 million ($34 million after tax, or $.11 per share);

•In the second quarter of 2025, we recorded litigation expenses in Administrative expenses of $1 million ($1 million after tax) related to the Plum baby food and snacks business (Plum), which was divested on May 3, 2021, and certain other litigation matters. In the second quarter of 2024, we recorded litigation expenses in Administrative expenses of $1 million ($1 million after tax) related to Plum. Year-to-date in 2025, we recorded litigation expenses in Administrative expenses of $2 million ($2 million after tax, or $.01 per share) related to Plum and certain other litigation matters. Year-to-date in 2024, we recorded litigation expenses in Administrative expenses of $3 million ($3 million after tax, or $.01 per share) related to Plum;
•Year-to-date in 2025, we recognized insurance recoveries in Administrative expenses of $1 million ($1 million after tax) related to a cybersecurity incident that was identified in the fourth quarter of 2023. Year-to-date in 2024, we recorded costs of $2 million in Cost of products sold and $1 million in Administrative expenses (aggregate impact of $2 million after tax, or $.01 per share) related to the cybersecurity incident;
•Year-to-date in 2025, we recognized an actuarial loss in Other expenses / (income) of $2 million ($1 million after tax) related to an interim remeasurement of our postretirement plan due to a plan amendment; and
•In the first quarter of 2024, we announced our intent to acquire Sovos Brands and on March 12, 2024, the acquisition closed. In the second quarter of 2024, we incurred costs associated with the acquisition in Other expenses / (income) of $10 million ($9 million after tax, or $.03 per share). Year-to-date in 2024, we incurred costs associated with the acquisition in Other expenses / (income) of $19 million ($17 million after tax, or $.06 per share).
The items impacting comparability are summarized below:

	Three Months Ended
	January 26, 2025		January 28, 2024
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to The Campbell's Company	$173	$.58	$203	$.68

Costs associated with cost savings and optimization initiatives	$(19)	$(.06)	$(27)	$(.09)
Commodity mark-to-market gains	10	.03	5	.02
Accelerated amortization	(5)	(.02)	(5)	(.02)
Impairment charges	(19)	(.06)	—	—
Charges associated with divestitures	(15)	(.05)	—	—
Certain litigation expenses	(1)	—	(1)	—
Costs associated with acquisition	—	—	(9)	(.03)
Impact of items on Net earnings	$(49)	$(.16)	$(37)	$(.12)

	Six Months Ended
	January 26, 2025		January 28, 2024
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to The Campbell's Company	$391	$1.30	$437	$1.46

Costs associated with cost savings and optimization initiatives	$(46)	$(.15)	$(37)	$(.12)
Commodity mark-to-market gains (losses)	13	.04	(6)	(.02)
Accelerated amortization	(10)	(.03)	(10)	(.03)
Impairment charges	(19)	(.06)	—	—
Charges associated with divestitures	(34)	(.11)	—	—
Certain litigation expenses	(2)	(.01)	(3)	(.01)
Cybersecurity incident recoveries (costs)	1	—	(2)	(.01)
Postretirement actuarial losses	(1)	—	—	—
Costs associated with acquisition	—	—	(17)	(.06)
Impact of items on Net earnings(1)	$(98)	$(.33)	$(75)	$(.25)

__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Net earnings attributable to The Campbell's Company were $173 million ($.58 per share) in the current quarter, compared to $203 million ($.68 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings decreased primarily due to higher marketing and selling expenses and higher interest expense, partially offset by an increase in gross profit.
Net earnings attributable to The Campbell's Company were $391 million ($1.30 per share) in the six-month period this year, compared to $437 million ($1.46 per share) in the year-ago period. After adjusting for items impacting comparability, earnings decreased primarily due to higher interest expense, higher marketing and selling expenses and higher administrative expenses, partially offset by an increase in gross profit.
SECOND-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	January 26, 2025	January 28, 2024	% Change
Meals & Beverages	$1,679	$1,382	21
Snacks	1,006	1,074	(6)
	$2,685	$2,456	9

An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages(2)	Snacks	Total(2)
Volume/mix	1%	(2)%	—%
Net price realization(1)	(2)	(1)	(2)
Divestiture	—	(3)	(1)
Acquisition	23	—	13
	21%	(6)%	9%
__________________________________________
(1)Includes revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales increased 21%, primarily due to a 23-point benefit from the acquisition of Sovos Brands. Excluding the benefit from the acquisition of Sovos Brands, sales decreased primarily due to declines in SpaghettiOs and U.S. soup, partially offset by gains in foodservice. Lower net price realization was partially offset by favorable volume/mix. Sales of U.S. soup decreased 1% primarily due to declines in ready-to-serve soups and condensed soups, partially offset by increases in broth.
In Snacks, sales decreased 6%. Excluding the impact from the divestiture of the Pop Secret popcorn business, sales decreased due to declines in third-party partner brands and contract manufacturing, Goldfish crackers and Snyder's of Hanover pretzels. Sales were impacted by volume/mix declines and lower net price realization.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $43 million in 2025 from 2024. As a percent of sales, gross profit was 30.5% in 2025 and 31.6% in 2024.

The 110 basis-point decrease in gross profit margin was due to the following factors:

Margin Impact
Net price realization	(110)
Cost inflation, supply chain costs and other factors(1)	(50)
Impact of acquisition	(40)
Higher costs associated with cost savings initiatives	(30)
Productivity improvements	110
Volume/mix(2)	10
(110)
__________________________________________
(1)Includes an estimated positive margin impact of 50 basis points from the benefit of cost savings initiatives and a 30 basis-point positive impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges, which were more than offset by the impact of cost inflation and other factors.
(2)Includes the impact of operating leverage.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 9.5% in 2025 compared to 8.8% in 2024. Marketing and selling expenses increased 18% in 2025 from 2024. The increase was primarily due to the impact of the acquisition (approximately 11 points) and higher advertising and consumer promotion expense (approximately 7 points) driven by Meals & Beverages and Snacks.
Administrative Expenses
Administrative expenses as a percent of sales were 6.1% in 2025 compared to 7.7% in 2024. Administrative expenses decreased 13% in 2025 from 2024. The decrease was primarily due to lower costs associated with cost savings initiatives (approximately 11 points) and increased benefits from cost savings initiatives (approximately 6 points), partially offset by the impact of the acquisition (approximately 5 points).
Other Expenses / (Income)
Other expenses were $41 million in 2025 compared to $26 million in 2024. Other expenses in 2025 included impairment charges related to the Allied brands and Late July trademarks of $26 million and accelerated amortization expense of $7 million. Other expenses in 2024 included costs associated with the acquisition of $10 million and accelerated amortization expense of $7 million.
Operating Earnings
Segment operating earnings decreased 1% in 2025 from 2024.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	January 26, 2025	January 28, 2024	% Change
Meals & Beverages	$291	$247	18
Snacks	114	161	(29)
	405	408	(1)
Corporate income (expense)	(73)	(89)
Restructuring charges(1)	(5)	(2)
Earnings before interest and taxes	$327	$317
__________________________________________
(1)See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages increased 18%. The increase was primarily due to the benefit of the acquisition of Sovos Brands, partially offset by higher marketing and selling expenses.
Operating earnings from Snacks decreased 29%. The decrease was primarily due to lower gross profit and higher marketing and selling expenses. Gross profit decreased primarily due to the impact of cost inflation and other supply chain costs, unfavorable volume/mix and unfavorable net price realization, partially offset by supply chain productivity improvements and the benefits from cost savings initiatives.

Corporate expense in 2025 included the following:
•$26 million of impairment charges related to the Allied brands and Late July trademarks;
•costs of $20 million related to costs savings and optimization initiatives;
•$7 million of accelerated amortization expense;
•$1 million of certain litigation expenses, including expenses related to Plum; and
•$14 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges.
Corporate expense in 2024 included the following:
•costs of $34 million related to cost savings initiatives;
•$10 million of costs associated with the acquisition of Sovos Brands;
•$7 million of accelerated amortization expense;
•$1 million of Plum litigation expenses; and
•$7 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges.
Excluding these amounts, the remaining decrease was primarily due to lower administrative costs.
Interest Expense
Interest expense of $88 million in 2025 increased from $46 million in 2024 primarily due to higher levels of debt.
Taxes on Earnings
The effective tax rate was 30.0% in 2025 and 25.1% in 2024. The increase in the effective tax rate was primarily due to $15 million of deferred tax expense recognized related to the sale of the noosa yoghurt business in the current quarter, partially offset by nondeductible costs associated with the acquisition of Sovos Brands in the year-ago quarter.
SIX-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Six Months Ended
(Millions)	January 26, 2025	January 28, 2024	% Change
Meals & Beverages	$3,385	$2,786	22
Snacks	2,072	2,188	(5)
	$5,457	$4,974	10
An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages(2)	Snacks	Total(2)
Volume/mix	1%	(2)%	—%
Net price realization(1)	(2)	(1)	(1)
Divestiture	—	(2)	(1)
Acquisition	22	—	13
	22%	(5)%	10%
__________________________________________
(1)Includes revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales increased 22%, primarily due to a 22-point benefit from the acquisition of Sovos Brands. Excluding the benefit from the Sovos Brands acquisition, sales decreased primarily due to declines in U.S. soup and SpaghettiOs, partially offset by gains in foodservice and Prego pasta sauces. Lower net price realization was partially offset by favorable volume/mix. Sales of U.S. soup decreased 3% primarily due to decreases in ready-to-serve soups and condensed soups, partially offset by an increase in broth.
In Snacks, sales decreased 5%. Excluding the impact from the divestiture of the Pop Secret popcorn business, sales decreased due to declines in third-party partner brands and contract manufacturing, Goldfish crackers, Pepperidge Farm cookies and Snyder's of Hanover pretzels. Sales were impacted by volume/mix declines and lower net price realization.

Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $122 million in 2025 from 2024. As a percent of sales, gross profit was 30.9% in 2025 and 31.4% in 2024.
The 50 basis-point decrease in gross profit margin was due to the following factors:

Margin Impact
Net price realization	(100)
Impact of acquisition	(50)
Cost inflation, supply chain costs and other factors(1)	(30)
Higher costs associated with cost savings initiatives	(20)
Productivity improvements	140
Volume/mix(2)	10
(50)
__________________________________________
(1)Includes a 50 basis-point positive impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges and an estimated positive margin impact of 50 basis points from the benefit of cost savings initiatives, which were more than offset by cost inflation and other factors.
(2)Includes the impact of operating leverage.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 9.3% in 2025 and 8.8% in 2024. Marketing and selling expenses increased 15% in 2025 from 2024. The increase was primarily due to the impact of the acquisition (approximately 11 points), higher advertising and consumer promotion expense (approximately 3 points) and higher costs related to cost savings and optimization initiatives (approximately 2 points), partially offset by lower other marketing expenses (approximately 1 point). The increase in advertising and consumer promotion expense was driven by Snacks and Meals & Beverages.
Administrative Expenses
Administrative expenses as a percent of sales were 6.2% in 2025 compared to 7.0% in 2024. Administrative expenses decreased 2% in 2025 from 2024. The decrease was primarily due to increased benefits from cost savings initiatives (approximately 5 points); lower costs related to cost savings initiatives (approximately 4 points); lower incentive compensation (approximately 1 point) and lower benefit-related costs (approximately 1 point), partially offset by the impact of the acquisition (approximately 5 points) and higher general administrative costs (approximately 4 points).
Other Expenses / (Income)
Other expenses were $84 million in 2025 compared to $50 million in 2024. Other expenses in 2025 included impairment charges related to the Allied brands and Late July trademarks of $26 million, a loss of $25 million on the sale of the Pop Secret popcorn business, accelerated amortization expense of $14 million and a postretirement actuarial loss of $2 million. Other expenses in 2024 included costs associated with the acquisition of $19 million and accelerated amortization expense of $14 million.
Operating Earnings
Segment operating earnings increased 3% in 2025 from 2024.
An analysis of operating earnings by segment follows:

	Six Months Ended
(Millions)	January 26, 2025	January 28, 2024	% Change
Meals & Beverages	$628	$534	18
Snacks	256	322	(20)
	884	856	3
Corporate income (expense)	(179)	(177)
Restructuring charges(1)	(11)	(4)
Earnings before interest and taxes	$694	$675
__________________________________________
(1)See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.

Operating earnings from Meals & Beverages increased 18%. The increase was primarily due to the benefit of the acquisition of Sovos Brands.
Operating earnings from Snacks decreased 20%. The decrease was primarily due to lower gross profit and higher marketing and selling expenses. Gross profit decreased primarily due to the impact of cost inflation and other supply chain costs, unfavorable volume/mix and unfavorable net price realization, partially offset by supply chain productivity improvements and benefits from cost savings initiatives.
Corporate expense in 2025 included the following:
•costs of $49 million related to costs savings initiatives;
•$26 million of impairment charges related to the Allied brands and Late July trademarks;
•$25 million loss on the sale of the Pop Secret popcorn business;
•$14 million of accelerated amortization expense;
•$2 million postretirement actuarial loss;
•$2 million of certain litigation expenses, including expenses related to Plum;
•$18 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges; and
•$1 million of insurance recoveries related to a cybersecurity incident.
Corporate expense in 2024 included the following:
•costs of $45 million related to cost savings initiatives;
•$19 million of costs associated with the acquisition of Sovos Brands;
•$14 million of accelerated amortization expense;
•$8 million of unrealized mark-to-market losses on outstanding undesignated commodity hedges;
•$3 million of Plum litigation expenses; and
•$3 million of costs associated with a cybersecurity incident.
Interest Expense
Interest expense of $175 million in 2025 increased from $95 million in 2024 primarily due to higher levels of debt.
Taxes on Earnings
The effective tax rate was 26.4% in 2025 and 24.8% in 2024. The increase in the effective tax rate was primarily due to $15 million of deferred tax expense recognized related to the sale of the noosa yoghurt business in the current year, partially offset by excess tax benefits associated with the vesting of stock-based compensation awards in the current year and nondeductible costs associated with the acquisition of Sovos Brands in the prior year.
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
A summary of the pre-tax charges recognized in the Consolidated Statements of Earnings related to these initiatives is as follows:

	January 28, 2024
(Millions, except per share amounts)	Three Months Ended	Six Months Ended	Total Program
Restructuring charges	$2	$4	$297
Administrative expenses	29	34	437
Cost of products sold	3	6	128
Marketing and selling expenses	1	3	23
Research and development expenses	1	2	10
Total pre-tax charges	$36	$49	$895

Aggregate after-tax impact	$27	$37
Per share impact	$.09	$.12
A summary of the pre-tax costs associated with these initiatives is as follows:

(Millions)	Total Program
Severance pay and benefits	$253
Asset impairment/accelerated depreciation	134
Implementation costs and other related costs	508
Total	$895
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
A summary of the pre-tax charges recorded in the Consolidated Statement of Earnings related to these initiatives is as follows:

	January 26, 2025
(Millions, except per share amounts)	Three Months Ended	Six Months Ended
Restructuring charges	$5	$11
Administrative expenses	8	19
Cost of products sold	10	18
Marketing and selling expenses	1	2
Research and development expenses	1	2
Total pre-tax charges	$25	$52

Aggregate after-tax impact	$19	$40
Per share impact	$.06	$.13
A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of January 26, 2025
Severance pay and benefits	$11
Asset impairment/accelerated depreciation	17
Implementation costs and other related costs	24
Total	$52
The total estimated pre-tax costs for actions that have been identified to date are approximately $190 million, and we expect to incur substantially all of the costs through 2028. These estimates will be updated as the detailed plans are developed.
We expect the costs for the actions that have been identified to date to consist of the following: approximately $20 million in severance pay and benefits; approximately $50 million in asset impairment and accelerated depreciation; and approximately $120 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 72%; Snacks - approximately 9% and Corporate - approximately 19%.
Of the aggregate $190 million of pre-tax costs identified to date, we expect approximately $135 million will be cash expenditures. In addition, we expect to invest approximately $215 million in capital expenditures, of which we invested $57 million as of January 26, 2025. The capital expenditures primarily relate to optimization of production within our manufacturing network, implementation of our existing SAP enterprise-resource planning system for Sovos Brands and optimization of information technology infrastructure and applications.
We expect the initiatives, once all phases are implemented, to generate annual ongoing savings of approximately $250 million by the end of 2028. As of January 26, 2025, we have generated total program-to-date pre-tax savings of $65 million.

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	January 26, 2025
(Millions)	Three Months Ended	Six Months Ended
Meals & Beverages	$16	$37
Snacks	2	5
Corporate	7	10
Total	$25	$52
Other Optimization Initiatives
In the second quarter of 2024, we began implementation of an initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. Pursuant to this initiative we will purchase certain Pepperidge Farm and Snyder's-Lance routes where there are opportunities to unlock greater scale in select markets, combine them and sell the combined routes to independent contractor distributors. We expect to execute this program in a staggered rollout and to incur expenses of up to approximately $115 million through 2029. In the six-month period ended January 26, 2025, we incurred $8 million in Marketing and selling expenses related to this initiative. As of January 26, 2025, we have incurred $13 million in Marketing and selling expenses related to this initiative.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
Operating Activities
We generated cash flows from operations of $737 million in 2025, compared to $684 million in 2024. The increase in 2025 was primarily due to higher cash earnings and changes in working capital.
We had negative working capital of $232 million as of January 26, 2025, and $1.386 billion as of July 28, 2024. Current assets were less than current liabilities, which included debt maturing in one year, due to a focus on lowering core working capital requirements. Total debt maturing within one year was $1.179 billion as of January 26, 2025, and $1.423 billion as of July 28, 2024.
As part of our focus to lower core working capital requirements, we have worked with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Amounts outstanding under these programs, which are included in Accounts payable on the Consolidated Balance Sheets, were approximately $269 million at January 26, 2025 and $243 million at July 28, 2024.
Investing Activities
Capital expenditures were $211 million in 2025 and $263 million in 2024. Capital expenditures in 2025 included chip and cracker capacity expansion for our Snacks business, enhancements to our headquarters in Camden, New Jersey and network optimization for our Meals & Beverages business. Capital expenditures are expected to total approximately $485 million in 2025.
In Snacks, we have a direct-store-delivery distribution model that uses independent contractor distributors. From time to time, we purchase and sell routes, including certain routes under our optimization initiatives. The purchase and sale proceeds of the routes are reflected in investing activities.

On August 26, 2024, we sold our Pop Secret popcorn business for $70 million.
Financing Activities
Dividend payments were $227 million in 2025 and $224 million in 2024. The regular quarterly dividend paid on our capital stock was $.39 and $.37 per share in the second quarter of 2025 and 2024, respectively. On December 3, 2024, the Board of Directors approved an increase in the regular quarterly dividend from $.37 per share to $.39 per share, or 5%. They then declared a regular quarterly dividend of $.39 per share payable on January 27, 2025 to shareholders of record at the close of business on January 2, 2025. On February 26, 2025, the Board of Directors declared a regular quarterly dividend of $.39 per share payable on April 28, 2025 to shareholders of record at the close of business on April 3, 2025.
In September 2021, the Board approved a strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. In September 2024, the Board authorized an anti-dilutive share repurchase program of up to $250 million (September 2024 program) to offset the impact of dilution from shares issued under our stock compensation programs. The September 2024 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2024 program may be made in open-market or privately negotiated transactions. The September 2024 program replaced an anti-dilutive share repurchase program of up to $250 million that was approved by the Board in June 2021 and has been terminated. During the six-month periods ended January 26, 2025 and January 28, 2024, we repurchased 1.134 million shares at a cost of $56 million and 707 thousand shares at a cost of $29 million, respectively, pursuant to our anti-dilutive share repurchase programs. As of January 26, 2025, approximately $205 million remained available under the September 2024 program and approximately $301 million remained available under the September 2021 program. See Note 15 to the Consolidated Financial Statements and “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
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
The notes contain customary covenants and events of default. If a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date. In October 2024, we used a portion of the net proceeds from the issuance of the notes to repay $200 million of the $400 million outstanding under our 2022 Delayed Draw Term Loan Credit Agreement (the 2022 DDTL Credit Agreement) due November 15, 2025 and a portion of our outstanding commercial paper. In November 2024, we repaid the remaining $200 million outstanding under the 2022 DDTL Credit Agreement. We have $1.15 billion aggregate principal amount of senior notes maturing in March 2025, which we intend to repay by using a portion of the proceeds from the issuance of the notes along with cash on hand and issuing commercial paper.
As of January 26, 2025, we had $1.179 billion of short-term borrowings due within one year, of which none was comprised of commercial paper borrowings. As of January 26, 2025, we issued $27 million of standby letters of credit.
On April 16, 2024, we entered into a Five-Year Credit Agreement for an unsecured, senior revolving credit facility (the 2024 Revolving Credit Facility Agreement) in an aggregate principal amount equal to $1.85 billion with a maturity date of April 16, 2029 or such later date as extended pursuant to the terms set forth in the 2024 Revolving Credit Facility Agreement. The 2024 Revolving Credit Facility Agreement remained unused at January 26, 2025, except for $1 million of standby letters of credit that we issued under it. We may increase the 2024 Revolving Credit Facility Agreement commitments up to an additional $500 million, subject to the satisfaction of certain conditions. Loans under the 2024 Revolving Credit Facility Agreement will bear interest at the rates specified in the 2024 Revolving Credit Facility Agreement, which vary based on the type of loan and certain other conditions. The 2024 Revolving Credit Facility Agreement contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense of not less than 3.25:1.00, and customary events of default for credit facilities of this type. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
We are in compliance with the covenants contained in our credit facilities and debt securities.

CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended July 28, 2024 (2024 Annual Report on Form 10-K). The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our 2024 Annual Report on Form 10-K. The following areas all require the use of subjective or complex judgments, estimates or assumptions: trade and consumer promotion programs; the valuation of long-lived assets; pension and postretirement benefits and income taxes. Our critical accounting estimates are described in Management’s Discussion and Analysis included in the 2024 Annual Report on Form 10‑K.
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
During the second quarter of 2025, we performed an interim impairment assessment on certain salty snacks and cookie trademarks within our Snacks segment, including Tom’s, Jays, Kruncher’s, O-Ke-Doke, Stella D’oro and Archway, collectively referred to as our "Allied brands." In 2025, sales performance was below expectations. In the second quarter of 2025, based on recent performance, we lowered our long-term outlook and recognized an impairment charge of $15 million on the Allied brands trademarks. As of January 26, 2025, the carrying value of the Allied brands trademarks was $28 million.
During the second quarter of 2025, we performed an interim impairment assessment on the Late July trademark within our Snacks segment. In 2025, sales performance was below expectations. In the second quarter of 2025, based on recent performance, we lowered our long-term outlook and recognized an impairment charge of $11 million on the trademark. As of January 26, 2025, the carrying value of the Late July trademark was $47 million.
The impairment charges were recorded in Other expenses / (income) in the Consolidated Statement of Earnings.
As of January 26, 2025, the carrying value of indefinite-lived trademarks was $3.828 billion as detailed below:

(Millions)
Rao's	$1,470
Snyder's of Hanover	620
Lance	350
Kettle Brand	318
Pace	292
Pacific Foods	280
Cape Cod	187
Various other Snacks(1)	311
Total	$3,828
_____________________________________
(1) Includes the Late July and Allied brands trademarks.
The $1.47 billion carrying value of the Rao's trademark associated with the Sovos Brands acquisition approximates fair value. Excluding the carrying value of the Rao's trademark, based on the 2024 annual impairment testing and interim assessments described above, indefinite-lived trademarks with approximately 10% or less of excess coverage of fair value over carrying value had an aggregate carrying value of $1.267 billion as of January 26, 2025, and included the Snyder's of Hanover, Pace, Pacific Foods, Late July and Allied brands trademarks.
Although assumptions are generally interdependent and do not change in isolation, sensitivities to changes are provided below. Holding all other assumptions in our interim impairment assessment constant, changes in the assumptions below would reduce fair value of trademarks and result in impairment charges of approximately:

(Millions)	Allied brands	Late July
1% increase in the weighted-average cost of capital	$5	$10
1% reduction in revenue growth	$5	$5
1% decrease in royalty rate	$10	$25

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
We wish to caution the reader that the following important factors and those important factors described in our other Securities and Exchange Commission filings, or in our 2024 Annual Report on Form 10-K, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:
•the risks associated with imposed and threatened tariffs by the U.S. and reciprocal tariffs by its trading partners;
•the risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging and transportation, including those related to tariffs;
•disruptions in or inefficiencies to our supply chain and/or operations, including reliance on key contract manufacturer and supplier relationships;
•declines or volatility in financial markets, deteriorating economic conditions and other external factors, including the impact and application of new or changes to existing governmental laws, regulations, and policies;
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
•the costs, disruption and diversion of management's attention associated with activist investors;
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
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 26, 2025 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
b.Changes in Internal Control
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are likely to materially affect, such internal control over financial reporting during the quarter ended January 26, 2025.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 17 to the Consolidated Financial Statements and incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity in the three months ended January 26, 2025 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
10/28/24 - 11/29/24	—	$—	—	$507
12/2/24 - 12/31/24	26,324	$43.03	26,324	$506
1/2/25 - 1/24/25	9,907	$41.93	9,907	$506
Total	36,231	$42.73	36,231	$506
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
Item 5. Other Information
During the quarter ended January 26, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" in accordance with Item 408 of Regulation S-K of the Securities Act.
Item 6. Exhibits
The Index to Exhibits, which immediately precedes the signature page, is incorporated by reference into this Report.
INDEX TO EXHIBITS

31.1	Certification of Mick J. Beekhuizen pursuant to Rule 13a-14(a).

31.2	Certification of Carrie L. Anderson pursuant to Rule 13a-14(a).

32.1	Certification of Mick J. Beekhuizen pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Carrie L. Anderson pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Extension Definition Linkbase Document.

101.LAB	Inline XBRL Extension Label Linkbase Document.

101.PRE	Inline XBRL Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 5, 2025

THE CAMPBELL'S COMPANY

By:	/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Senior Vice President and Controller