Form 10-Q
period 2025-04-27
CAMPBELL'S Co
filed 2025-06-02
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 27, 2025
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

There were 298,129,972 shares of capital stock outstanding as of May 27, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
THE CAMPBELL'S COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Net sales	$2,475	$2,369	$7,932	$7,343
Costs and expenses
Cost of products sold	1,747	1,637	5,518	5,047
Marketing and selling expenses	216	206	722	645
Administrative expenses	162	208	502	555
Research and development expenses	23	27	74	76
Other expenses / (income)	160	30	244	80
Restructuring charges	6	13	17	17
Total costs and expenses	2,314	2,121	7,077	6,420
Earnings before interest and taxes	161	248	855	923
Interest expense	85	70	260	165
Interest income	5	4	17	5
Earnings before taxes	81	182	612	763
Taxes on earnings	15	49	155	193
Net earnings	66	133	457	570
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to The Campbell's Company	$66	$133	$457	$570
Per Share — Basic
Net earnings attributable to The Campbell's Company	$.22	$.45	$1.53	$1.91
Weighted average shares outstanding — basic	298	298	298	298
Per Share — Assuming Dilution
Net earnings attributable to The Campbell's Company	$.22	$.44	$1.52	$1.91
Weighted average shares outstanding — assuming dilution	299	300	300	299
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	April 27, 2025			April 28, 2024
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$66			$133
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$6	$—	6	$(3)	$—	(3)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(5)	—	(5)	13	(2)	11
Reclassification adjustment for losses (gains) included in net earnings	—	—	—	—	—	—
Pension and other postretirement benefits:
Prior service credit arising during the period	—	—	—	—	—	—
Reclassification of prior service credit included in net earnings	(1)	1	—	—	—	—
Other comprehensive income (loss)	$—	$1	1	$10	$(2)	8
Total comprehensive income (loss)			$67			$141
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to The Campbell's Company			$67			$141

	Nine Months Ended
	April 27, 2025			April 28, 2024
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$457			$570
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(1)	$—	(1)	$(6)	$—	(6)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(2)	—	(2)	(7)	2	(5)
Reclassification adjustment for losses (gains) included in net earnings	—	—	—	(1)	—	(1)
Pension and other postretirement benefits:
Prior service credit arising during the period	7	(2)	5	—	—	—
Reclassification of prior service credit included in net earnings	(1)	1	—	—	—	—
Other comprehensive income (loss)	$3	$(1)	2	$(14)	$2	(12)
Total comprehensive income (loss)			$459			$558
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to The Campbell's Company			$459			$558
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	April 27, 2025	July 28, 2024
Current assets
Cash and cash equivalents	$143	$108
Accounts receivable, net	668	630
Inventories	1,294	1,386
Other current assets	121	66
Total current assets	2,226	2,190
Plant assets, net of depreciation	2,665	2,698
Goodwill	4,991	5,077
Other intangible assets, net of amortization	4,366	4,716
Other assets	580	554
Total assets	$14,828	$15,235
Current liabilities
Short-term borrowings	$799	$1,423
Accounts payable	1,297	1,311
Accrued liabilities	620	720
Dividends payable	119	115
Accrued income taxes	14	7
Total current liabilities	2,849	3,576
Long-term debt	6,097	5,761
Deferred taxes	1,349	1,426
Other liabilities	661	676
Total liabilities	10,956	11,439
Commitments and contingencies
The Campbell's Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	415	437
Earnings retained in the business	4,665	4,569
Capital stock in treasury, at cost	(1,207)	(1,207)
Accumulated other comprehensive income (loss)	(15)	(17)
Total The Campbell's Company shareholders' equity	3,870	3,794
Noncontrolling interests	2	2
Total equity	3,872	3,796
Total liabilities and equity	$14,828	$15,235
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended
	April 27, 2025	April 28, 2024
Cash flows from operating activities:
Net earnings	$457	$570
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	176	—
Restructuring charges	17	17
Stock-based compensation	52	80
Amortization of inventory fair value adjustment from acquisition	—	17
Pension and postretirement benefit expense	2	5
Depreciation and amortization	328	298
Deferred income taxes	(58)	13
Loss on sales of businesses	25	—
Other	92	103
Changes in working capital, net of acquisition and divestitures
Accounts receivable	(57)	(33)
Inventories	49	102
Other current assets	(17)	(28)
Accounts payable and accrued liabilities	(150)	(180)
Other	(44)	(67)
Net cash provided by operating activities	872	897
Cash flows from investing activities:
Purchases of plant assets	(296)	(376)
Purchases of route businesses	(130)	(28)
Sales of route businesses	96	33
Business acquired, net of cash acquired	—	(2,617)
Sales of businesses, net of cash divested	258	—
Other	(8)	1
Net cash used in investing activities	(80)	(2,987)
Cash flows from financing activities:
Short-term borrowings, including commercial paper and delayed draw term loan	1,189	4,616
Short-term repayments, including commercial paper and delayed draw term loan	(1,093)	(4,556)
Long-term borrowings	1,144	2,496
Long-term repayments	(1,550)	(100)
Dividends paid	(343)	(334)
Treasury stock purchases	(60)	(46)
Payments related to tax withholding for stock-based compensation	(30)	(46)
Payments of debt issuance costs	(12)	(22)
Net cash provided by (used in) financing activities	(755)	2,008
Effect of exchange rate changes on cash	(2)	—
Net change in cash and cash equivalents	35	(82)
Cash and cash equivalents — beginning of period	108	189
Cash and cash equivalents — end of period	$143	$107
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	The Campbell's Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at January 28, 2024	323	$12	(25)	$(1,212)	$407	$4,665	$(23)	$2	$3,851
Net earnings (loss)						133		—	133
Other comprehensive income (loss)							8	—	8
Dividends ($.37 per share)						(113)			(113)
Replacement share-based awards issued in connection with Sovos Brands, Inc. acquisition(1)					42				42
Treasury stock purchased			—	(17)					(17)
Treasury stock issued under stock-based compensation plans			—	39	(28)	—			11
Balance at April 28, 2024	323	$12	(25)	$(1,190)	$421	$4,685	$(15)	$2	$3,915

Balance at July 30, 2023	323	$12	(25)	$(1,219)	$420	$4,451	$(3)	$2	$3,663
Net earnings (loss)						570		—	570
Other comprehensive income (loss)							(12)	—	(12)
Dividends ($1.11 per share)						(336)			(336)
Replacement share-based awards issued in connection with Sovos Brands, Inc. acquisition(1)					42				42
Treasury stock purchased			(1)	(46)					(46)
Treasury stock issued under stock-based compensation plans			1	75	(41)	—			34
Balance at April 28, 2024	323	$12	(25)	$(1,190)	$421	$4,685	$(15)	$2	$3,915

Balance at January 26, 2025	323	$12	(25)	$(1,208)	$406	$4,716	$(16)	$2	$3,912
Net earnings (loss)						66		—	66
Other comprehensive income (loss)							1	—	1
Dividends ($.39 per share)						(117)			(117)
Treasury stock purchased			—	(4)					(4)
Treasury stock issued under stock-based compensation plans			—	5	9	—			14
Balance at April 27, 2025	323	$12	(25)	$(1,207)	$415	$4,665	$(15)	$2	$3,872

Balance at July 28, 2024	323	$12	(25)	$(1,207)	$437	$4,569	$(17)	$2	$3,796
Net earnings (loss)						457		—	457
Other comprehensive income (loss)							2	—	2
Dividends ($1.15 per share)						(345)			(345)
Treasury stock purchased			(1)	(60)					(60)
Treasury stock issued under stock-based compensation plans			1	60	(22)	(16)			22
Balance at April 27, 2025	323	$12	(25)	$(1,207)	$415	$4,665	$(15)	$2	$3,872
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
In November 2023, the FASB issued guidance to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements. We will adopt the new guidance beginning with our 2025 annual reporting.
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

3.Acquisition
On August 7, 2023, we entered into a merger agreement to acquire Sovos Brands, Inc. (Sovos Brands) for $23.00 per share. On March 12, 2024, we completed the acquisition. Sovos Brands' portfolio included a variety of pasta sauces, dry pasta, soups, frozen entrées, frozen pizza and yogurts sold in North America under the brand names Rao’s, Michael Angelo’s and noosa. See Note 4 for additional information on the noosa yoghurt business, which was sold on February 24, 2025. Total purchase consideration was $2.899 billion, which was determined as follows:

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
The identifiable intangible assets of Sovos Brands consisted of:

(Millions)	Type	Life in Years			Value
Trademarks	Non-amortizable	Indefinite			$1,470
Trademarks(1)	Amortizable	20			76
Customer relationships(2)	Amortizable	20	to	30	230
Total identifiable intangible assets					$1,776
_____________________________________
(1)Includes $74 million related to the noosa yoghurt business.
(2)Includes $18 million related to the noosa yoghurt business.
We incurred transaction costs and integration costs, including costs to achieve synergies, of $95 million and $114 million associated with the Sovos Brands acquisition in the three- and nine-month periods ended April 28, 2024. Approximately $16 million in the three-month period and $35 million in the nine-month period represented transaction costs, including outside advisory costs, recorded in Other expenses / (income). In the three-month period ended April 28, 2024, we recognized $2 million in Interest expense related to financing fees associated with the 2024 DDTL Credit Agreement. Integration costs included expenses associated with accelerated vesting of replacement awards, severance and retention bonuses, amortization of the acquisition date fair value adjustment to inventories and other costs. Integration costs recognized in the three-month period ended April 28, 2024 included the following:
•$18 million in Cost of products sold, $17 million of which related to the amortization of the acquisition date fair value adjustment to inventories;
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
The following unaudited summary information is presented on a consolidated pro forma basis as if the Sovos Brands acquisition had occurred on August 1, 2022:

	April 28, 2024
(Millions)	Three Months Ended	Nine Months Ended
Net sales	$2,510	$8,061
Net earnings attributable to The Campbell's Company	$184	$595
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

4. Divestitures
On August 26, 2024, we sold our Pop Secret popcorn business for $70 million. We recognized a pre-tax loss on the sale of $25 million, or $19 million after tax. In connection with the sale, we are providing certain transition services to support the business.
The business had net sales of $9 million for the nine-month period ended April 27, 2025, and $30 million and $91 million for the three- and nine-month periods ended April 28, 2024, respectively. Earnings were not material in the periods. The results of the business were reflected within the Snacks reportable segment.
We entered into an agreement to sell our noosa yoghurt business in November 2024. The noosa yoghurt business was purchased as part of the Sovos Brands acquisition. In the second quarter of 2025, we recorded $15 million of tax expense related to the sale of the business. We completed the sale on February 24, 2025, for $188 million, subject to certain customary purchase price adjustments. The after-tax loss recorded on the sale was $15 million, which is subject to the finalization of the purchase price adjustments. In connection with the sale, we are providing certain transition services to support the business.
Net sales of the business were $16 million and $99 million for the three- and nine-month periods ended April 27, 2025, respectively. Net sales of the business were $21 million and $68 million from March 12, 2024 through April 28, 2024 and July 28, 2024, respectively. Earnings were not material in the periods. The results of the business were reflected within the Meals & Beverages segment.
5. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	Foreign Currency Translation Adjustments(1)	Cash-Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 30, 2023	$(1)	$(4)	$2	$(3)
Other comprehensive income (loss) before reclassifications	(6)	(5)	—	(11)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Net current-period other comprehensive income (loss)	(6)	(6)	—	(12)
Balance at April 28, 2024	$(7)	$(10)	$2	$(15)

Balance at July 28, 2024	$(10)	$(9)	$2	$(17)
Other comprehensive income (loss) before reclassifications	(1)	(2)	5	2
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	(1)	(2)	5	2
Balance at April 27, 2025	$(11)	$(11)	$7	$(15)
_____________________________________
(1)Included no tax as of April 27, 2025, July 28, 2024, April 28, 2024 and July 30, 2023.
(2)Included a tax benefit of $2 million as of April 27, 2025 and July 28, 2024, $3 million as of April 28, 2024 and $1 million as of July 30, 2023.
(3)Included tax expense of $2 million as of April 27, 2025, and $1 million as of July 28, 2024, April 28, 2024 and July 30, 2023.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
(Millions)	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024	Location of Loss (Gain) Recognized in Earnings
Losses (gains) on cash-flow hedges:
Foreign exchange contracts	$(1)	$—	$(2)	$(2)	Cost of products sold
Forward starting interest rate swaps	1	—	2	1	Interest expense
Total before tax	$—	$—	$—	$(1)
Tax expense (benefit)	—	—	—	—
Loss (gain), net of tax	$—	$—	$—	$(1)

Pension and postretirement benefit adjustments:
Prior service credit	$(1)	$—	$(1)	$—	Other expenses / (income)
Tax expense (benefit)	1	—	1	—
Loss (gain), net of tax	$—	$—	$—	$—
6. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill:

(Millions)	Meals & Beverages	Snacks	Total
Net balance at July 28, 2024	$2,102	$2,975	$5,077
Divestitures(1)	(65)	(21)	(86)
Net balance at April 27, 2025	$2,037	$2,954	$4,991
____________________________________
(1)See Note 4 for additional information on divestitures.

Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill:

	April 27, 2025				July 28, 2024
(Millions)	Cost	Accumulated Amortization	Divestiture(1)	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$1,060	$(357)	$(17)	$686	$1,060	$(300)	$760
Definite-lived trademarks	76	(2)	(72)	2	76	(2)	74
Total amortizable intangible assets	$1,136	$(359)	$(89)	$688	$1,136	$(302)	$834
Indefinite-lived trademarks
Rao's				$1,470			$1,470
Snyder's of Hanover				470			620
Lance				350			350
Kettle Brand				318			318
Pace				292			292
Pacific Foods				280			280
Cape Cod				187			187
Various other Snacks(2) (3)				311			365
Total indefinite-lived trademarks				$3,678			$3,882
Total net intangible assets				$4,366			$4,716
____________________________________
(1)See Note 4 for additional information on the divestiture of our noosa yoghurt business.
(2)The carrying amount as of July 28, 2024 included the $28 million Pop Secret trademark, which was divested with the sale of the business in 2025. See Note 4 for additional information.
(3)Includes the Late July and Allied brands trademarks.
Amortization expense was $19 million and $58 million for the three- and nine-month periods ended April 27, 2025, and $18 million and $52 million for the three- and nine-month periods ended April 28, 2024, respectively. Amortization expense included accelerated amortization expense on customer relationships of $6 million and $20 million for both the three-month and nine-month periods ended April 27, 2025 and April 28, 2024, respectively, which began in the fourth quarter of 2023 due to the loss of certain contract manufacturing customers. As of April 27, 2025, amortizable intangible assets had a weighted-average remaining useful life of 19 years. Amortization expense is estimated to be approximately $70 million in 2025 and $40 million per year for the following four years.
During the second quarter of 2025, we performed an interim impairment assessment on certain salty snacks and cookie trademarks within our Snacks segment, including Tom’s, Jays, Kruncher’s, O-Ke-Doke, Stella D’oro and Archway, collectively referred to as our "Allied brands." In 2025, sales performance was below expectations. In the second quarter of 2025, based on recent performance, we lowered our long-term outlook and recognized an impairment charge of $15 million on the Allied brands trademarks, reducing the carrying value to $28 million.
During the second quarter of 2025, we performed an interim impairment assessment on the Late July trademark within our Snacks segment. In 2025, sales performance was below expectations. In the second quarter of 2025, based on recent performance, we lowered our long-term outlook and recognized an impairment charge of $11 million on the trademark, reducing the carrying value to $47 million.
During the third quarter of 2025, we performed an interim impairment assessment on the Snyder's of Hanover trademark within our Snacks segment. In 2025, sales and operating performance were below expectations. In the third quarter of 2025, based on recent performance, we lowered our long-term outlook and recognized an impairment charge of $150 million on the trademark, reducing the carrying value to $470 million.
The impairment charges were recorded in Other expenses / (income) in the Consolidated Statement of Earnings.
The $1.47 billion carrying value of the Rao's trademark associated with the Sovos Brands acquisition approximates fair value. Excluding the carrying value of the Rao's trademark, based on the 2024 annual impairment testing and interim assessments described above, indefinite-lived trademarks with approximately 10% or less of excess coverage of fair value over carrying value had an aggregate carrying value of $1.117 billion as of April 27, 2025, and included the Snyder's of Hanover, Pace, Pacific Foods, Late July and Allied brands trademarks.
The estimates of future cash flows used in determining the fair value of goodwill and intangible assets involve significant management judgment and are based upon assumptions about expected future operating performance, assumed royalty rates, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The actual cash flows could differ materially from management’s estimates due to changes in business conditions, operating performance and economic conditions, including the potential impact of tariffs.
7. Segment Information
Our reportable segments are as follows:
•Meals & Beverages, which consists of our soup, simple meals and beverages products in retail and foodservice in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; SpaghettiOs pasta; Campbell’s gravies, beans and dinner sauces; Swanson canned poultry; V8 juices and beverages; Campbell's tomato juice; and as of March 12, 2024, Rao's pasta sauces, dry pasta, frozen entrées, frozen pizza and soups; Michael Angelo’s frozen entrées and pasta sauces; and noosa yogurts. The noosa yoghurt business was sold on February 24, 2025. The segment also includes snacking products in foodservice and Canada; and
•Snacks, which consists of Pepperidge Farm cookies, crackers, fresh bakery and frozen products, including Goldfish crackers, Snyder’s of Hanover pretzels, Lance sandwich crackers, Cape Cod potato chips, Kettle Brand potato chips, Late July snacks, Snack Factory pretzel crisps, and other snacking products in retail in the U.S. The segment also includes the snacking and meals and beverages retail business in Latin America. The segment included the results of our Pop Secret popcorn business, which was sold on August 26, 2024.
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

	Three Months Ended		Nine Months Ended
(Millions)	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Net sales
Meals & Beverages	$1,463	$1,272	$4,848	$4,058
Snacks	1,012	1,097	3,084	3,285
Total	$2,475	$2,369	$7,932	$7,343

	Three Months Ended		Nine Months Ended
(Millions)	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Earnings before interest and taxes
Meals & Beverages	$248	$229	$876	$763
Snacks	145	167	401	489
Corporate income (expense)(1)	(226)	(135)	(405)	(312)
Restructuring charges(2)	(6)	(13)	(17)	(17)
Total	$161	$248	$855	$923

_______________________________________
(1)Represents unallocated items. Costs related to cost savings and optimization initiatives were $25 million and $74 million in the three- and nine-month periods ended April 27, 2025, and $23 million and $68 million in the three- and nine-month periods ended April 28, 2024, respectively. Unrealized mark-to-market adjustments on outstanding undesignated commodity hedges were losses of $10 million and gains of $8 million in the three- and nine-month periods ended April 27, 2025, and gains of $13 million and $5 million in the three- and nine-month periods ended April 28, 2024, respectively. Accelerated amortization expense related to customer relationship intangible assets was $6 million and $20 million in the three- and nine-month periods ended April 27, 2025 and April 28, 2024. Intangible asset impairment charges were $150 million and $176 million in the three- and nine-month periods ended in April 27, 2025, respectively. A loss on the sale of our Pop Secret popcorn business of $25 million was included in the nine-month period ended April 27, 2025. Litigation expenses related to the Plum baby food and snacks business, which was divested on May 3, 2021, and certain other litigation matters were $4 million and $6 million in the three- and nine-month periods ended April 27, 2025 and $3 million in the nine-month period ended April 28, 2024, respectively. Insurance recoveries of $1 million and costs of $3 million related to a cybersecurity incident were included in the nine-month periods ended April 27, 2025 and April 28, 2024, respectively. A postretirement actuarial loss of $2 million was included in the nine-month period ended April 27, 2025. Costs of $77 million and $96 million associated with the acquisition of Sovos Brands were included in the three- and nine-month periods ended April 28, 2024, respectively.
(2)See Note 8 for additional information.
Our net sales based on product categories are as follows:

	Three Months Ended		Nine Months Ended
(Millions)	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Net sales
Soup	$621	$577	$2,322	$2,278
Snacks	1,068	1,152	3,254	3,452
Other simple meals	607	458	1,825	1,077
Beverages	179	182	531	536
Total	$2,475	$2,369	$7,932	$7,343
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

A summary of the pre-tax charges recognized in the Consolidated Statements of Earnings related to these initiatives is as follows:

	April 28, 2024
(Millions)	Three Months Ended	Nine Months Ended	Total Program
Restructuring charges	$(3)	$1	$297
Administrative expenses	13	47	437
Cost of products sold	3	9	128
Marketing and selling expenses	1	4	23
Research and development expenses	1	3	10
Total pre-tax charges	$15	$64	$895
A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Total Program
Severance pay and benefits	$253
Asset impairment/accelerated depreciation	134
Implementation costs and other related costs	508
Total	$895
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
In the three-month period ended April 28, 2024, we recorded Restructuring charges of $16 million for severance pay and benefits related to initiatives to achieve the synergies. In 2024, we recorded Restructuring charges of $21 million for severance pay and benefits related to initiatives to achieve the synergies. The charges incurred in 2024 were associated with the Meals & Beverages segment.
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

A summary of the pre-tax charges recorded in the Consolidated Statement of Earnings related to these initiatives is as follows:

	April 27, 2025
(Millions)	Three Months Ended	Nine Months Ended
Restructuring charges	$6	$17
Administrative expenses	7	26
Cost of products sold	7	25
Marketing and selling expenses	—	2
Research and development expenses	1	3
Total pre-tax charges	$21	$73
A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of April 27, 2025
Severance pay and benefits	$17
Asset impairment/accelerated depreciation	23
Implementation costs and other related costs	33
Total	$73
The total estimated pre-tax costs for actions that have been identified to date are approximately $210 million and we expect to incur substantially all of the costs through 2028. These estimates will be updated as the detailed plans are developed.
We expect the costs for the actions that have been identified to date to consist of the following: approximately $25 million in severance pay and benefits; approximately $55 million in asset impairment and accelerated depreciation; and approximately $130 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 70%; Snacks - approximately 9% and Corporate - approximately 21%.
Of the aggregate $210 million of pre-tax costs identified to date, we expect approximately $150 million will be cash expenditures. In addition, we expect to invest approximately $215 million in capital expenditures, of which we invested $88 million as of April 27, 2025. The capital expenditures primarily relate to optimization of production within our manufacturing network, optimization of information technology infrastructure and applications and implementation of our existing SAP enterprise-resource planning system for Sovos Brands.
A summary of the restructuring activity and related reserves is as follows:

(Millions)	Severance Pay and Benefits	Implementation Costs and Other Related Costs(3)	Asset Impairment/Accelerated Depreciation	Other Non-Cash Exit Costs(4)	Total Charges
Accrued balance at July 28, 2024(1)	$36
2025 charges	17	31	23	2	$73
2025 cash payments	(21)
Accrued balance at April 27, 2025(2)	$32
__________________________________
(1)Associated with the multi-year cost savings initiatives and Snyder's-Lance cost transformation program and integration, and the Sovos Brands integration initiatives described above. Includes $12 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(2)Includes $16 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
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

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	April 27, 2025
(Millions)	Three Months Ended	Nine Months Ended
Meals & Beverages	$14	$51
Snacks	5	10
Corporate	2	12
Total	$21	$73
Other Optimization Initiatives
In the second quarter of 2024, we began implementation of an initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. Pursuant to this initiative we will purchase certain Pepperidge Farm and Snyder's-Lance routes where there are opportunities to unlock greater scale in select markets, combine them and sell the combined routes to independent contractor distributors. We expect to execute this program in a staggered rollout and to incur expenses of up to approximately $115 million through 2029. In the three- and nine-month periods ended April 27, 2025, we incurred $9 million and $17 million in Marketing and selling expenses and $1 million in Administrative expenses related to this initiative, respectively. In the three- and nine-month periods ended April 28, 2024, we incurred $5 million in Marketing and selling expenses related to this initiative. As of April 27, 2025, we have incurred $22 million in Marketing and selling expenses and $1 million in Administrative expenses related to this initiative.
9. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three- and nine-month periods ended April 27, 2025 and April 28, 2024, excludes less than 1 million stock options that would have been antidilutive.
10. Pension and Postretirement Benefits
Components of net periodic benefit expense (income) were as follows:

	Three Months Ended				Nine Months Ended
	Pension		Postretirement		Pension		Postretirement
(Millions)	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Service cost	$4	$4	$—	$—	$10	$10	$—	$—
Interest cost	15	16	2	2	46	49	5	6
Expected return on plan assets	(20)	(20)	—	—	(60)	(60)	—	—
Amortization of prior service credit	—	—	(1)	—	—	—	(1)	—
Actuarial losses (gains)	—	—	—	—	—	—	2	—
Net periodic benefit expense (income)	$(1)	$—	$1	$2	$(4)	$(1)	$6	$6
The actuarial loss for the nine-month period ended April 27, 2025 was due to the remeasurement of our postretirement plan in the first quarter due to a plan amendment. The actuarial loss was primarily due to a decrease in the discount rate used to determine the benefit obligation.

11. Leases
The components of lease costs were as follows:

	Three Months Ended		Nine Months Ended
(Millions)	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Operating lease cost(1)	$28	$25	$84	$73
Finance lease - amortization of right-of-use (ROU) assets	7	6	21	14
Finance lease - interest on lease liabilities	1	1	3	1
Short-term lease cost	14	15	44	50
Variable lease cost	55	57	179	159
Total	$105	$104	$331	$297
___________________________________________
(1)    Excludes costs associated with the cost savings initiatives described in Note 8.
The following tables summarize the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
(Millions)	Balance Sheet Classification	April 27, 2025	July 28, 2024
ROU assets, net	Other assets	$339	$333
Lease liabilities (current)	Accrued liabilities	$97	$90
Lease liabilities (noncurrent)	Other liabilities	$272	$268
	Finance Leases
(Millions)	Balance Sheet Classification	April 27, 2025	July 28, 2024
ROU assets, net	Plant assets, net of depreciation	$70	$72
Lease liabilities (current)	Short-term borrowings	$31	$25
Lease liabilities (noncurrent)	Long-term debt	$42	$46
The following table summarizes cash flow and other information related to leases:

	Nine Months Ended
(Millions)	April 27, 2025	April 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80	$70
Operating cash flows from finance leases	$3	$1
Financing cash flows from finance leases	$23	$15

ROU assets obtained in exchange for lease obligations:
Operating leases	$82	$78
Finance leases	$33	$35

ROU assets obtained with business acquired:
Operating leases		$15
Finance leases		$13
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
The notes contain customary covenants and events of default. If a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date. In October 2024, we used a portion of the net proceeds from the issuance of the notes to repay $200 million of the $400 million outstanding under our 2022 Delayed Draw Term Loan Credit Agreement (the 2022 DDTL Credit Agreement) due November 15, 2025 and a portion of our outstanding commercial paper. In November 2024, we repaid the remaining $200 million outstanding under the 2022 DDTL Credit Agreement. In March 2025, we used a portion of the net proceeds from the issuance of the notes along with cash on hand and the issuance of commercial paper to repay a $1.15 billion aggregate principal amount of senior notes that matured in March 2025.
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit risk-related contingent features in our derivative instruments as of April 27, 2025, or July 28, 2024.
We are also exposed to credit risk from our customers. During 2024, our largest customer accounted for approximately 22% of our consolidated net sales. Our five largest customers accounted for approximately 47% of our consolidated net sales in 2024.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk, primarily the Canadian dollar and Euro, related to intercompany transactions and third-party transactions. We utilize foreign exchange forward purchase and sale contracts and option contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $129 million as of April 27, 2025, and $108 million as of July 28, 2024. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income (loss). The notional amount of foreign exchange forward and option contracts that are not designated as accounting hedges was $464 million as of April 27, 2025, and $189 million as of July 28, 2024.
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

Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), and reclassified into Interest expense over the life of the debt issued. The change in fair value on undesignated instruments is recorded in Interest expense. In conjunction with the issuance of senior unsecured notes on October 2, 2024, due on March 23, 2035, we settled forward starting interest rate swaps with a notional value of $700 million at a gain of less than $1 million. The gain on these instruments was recorded in other comprehensive income (loss) and will be recognized in Interest expense over the life of the debt. There were no forward starting interest rate swaps or treasury lock contracts outstanding as of April 27, 2025 and July 28, 2024.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, soybean oil, natural gas, cocoa, aluminum, corn and soybean meal. Commodity futures, options and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts designated as cash-flow hedges as of April 27, 2025, or July 28, 2024. The notional amount of commodity contracts not designated as accounting hedges was $184 million as of April 27, 2025, and $200 million as of July 28, 2024. The change in fair value on undesignated instruments is recorded in Cost of products sold.
We have a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional amount was $69 million as of April 27, 2025, and $48 million as of July 28, 2024. The change in fair value on the embedded derivative is recorded in Cost of products sold.
Deferred Compensation Obligation Price Risk
We enter into swap contracts which hedge a portion of exposures relating to the total return of certain deferred compensation obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $65 million as of April 27, 2025, and $71 million as of July 28, 2024.
The following tables summarize the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of April 27, 2025, and July 28, 2024:

(Millions)	Balance Sheet Classification	April 27, 2025	July 28, 2024
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	$—	$2
Total derivatives designated as hedges		$—	$2
Derivatives not designated as hedges:
Commodity contracts	Other current assets	$11	$6
Deferred compensation contracts	Other current assets	5	3
Foreign exchange contracts	Other current assets	3	—
Total derivatives not designated as hedges		$19	$9
Total asset derivatives		$19	$11

(Millions)	Balance Sheet Classification	April 27, 2025	July 28, 2024
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange contracts	Accrued liabilities	$3	$—
Total derivatives designated as hedges		$3	$—
Derivatives not designated as hedges:
Commodity contracts	Accrued liabilities	$13	$16
Total derivatives not designated as hedges		$13	$16
Total liability derivatives		$16	$16
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of April 27, 2025, and July 28, 2024, would be adjusted as detailed in the following table:

	April 27, 2025			July 28, 2024
(Millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$19	$(6)	$13	$11	$(1)	$10
Total liability derivatives	$16	$(6)	$10	$16	$(1)	$15
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. Cash margin asset balances of $2 million at April 27, 2025 and July 28, 2024 were included in Other current assets in the Consolidated Balance Sheets.
The following tables show the effect of our derivative instruments designated as cash-flow hedges in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
(Millions)		April 27, 2025	April 28, 2024
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(8)	$(26)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange contracts		(5)	1
Forward starting interest rate swaps		—	12
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Foreign exchange contracts	Cost of products sold	(1)	—
Forward starting interest rate swaps	Interest expense	1	—
OCI derivative gain (loss) at end of quarter		$(13)	$(13)

		Total Cash-Flow Hedge OCI Activity
(Millions)		April 27, 2025	April 28, 2024
Nine Months Ended
OCI derivative gain (loss) at beginning of year		$(11)	$(5)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange contracts		(2)	4
Forward starting interest rate swaps		—	(11)
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Foreign exchange contracts	Cost of products sold	(2)	(2)
Forward starting interest rate swaps	Interest expense	2	1
OCI derivative gain (loss) at end of quarter		$(13)	$(13)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $4 million.
The following tables show the total amounts of line items presented in the Consolidated Statements of Earnings in which the effects of derivative instruments designated as cash-flow hedges are recorded and the total effect of hedge activity on these line items:

	Three Months Ended
	April 27, 2025		April 28, 2024
(Millions)	Cost of products sold	Interest expense	Cost of products sold	Interest expense
Consolidated Statements of Earnings:	$1,747	$85	$1,637	$70

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$(1)	$1	$—	$—

	Nine Months Ended
	April 27, 2025		April 28, 2024
(Millions)	Cost of products sold	Interest expense	Cost of products sold	Interest expense
Consolidated Statements of Earnings:	$5,518	$260	$5,047	$165

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$(2)	$2	$(2)	$1
The amount excluded from effectiveness testing recognized in each line item of earnings using an amortization approach was not material in all periods presented.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

	Location of Loss (Gain) Recognized in Earnings	Three Months Ended		Nine Months Ended
(Millions)		April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Foreign exchange contracts	Cost of products sold	$(3)	$—	$(4)	$—
Commodity contracts	Cost of products sold	10	(13)	(8)	(9)
Deferred compensation contracts	Administrative expenses	4	(1)	(2)	(4)
Total		$11	$(14)	$(14)	$(13)
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis as of April 27, 2025, and July 28, 2024, consistent with the fair value hierarchy:

	Fair Value as of April 27, 2025	Fair Value Measurements at April 27, 2025 Using Fair Value Hierarchy			Fair Value as of July 28, 2024	Fair Value Measurements at July 28, 2024 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange contracts(1)	$3	$—	$3	$—	$2	$—	$2	$—
Commodity derivative contracts(2)	11	3	6	2	6	—	1	5
Deferred compensation derivative contracts(3)	5	—	5	—	3	—	3	—
Deferred compensation investments(4)	1	1	—	—	1	1	—	—
Total assets at fair value	$20	$4	$14	$2	$12	$1	$6	$5

	Fair Value as of April 27, 2025	Fair Value Measurements at April 27, 2025 Using Fair Value Hierarchy			Fair Value as of July 28, 2024	Fair Value Measurements at July 28, 2024 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange contracts(1)	$3	$—	$3	$—	$—	$—	$—	$—
Commodity derivative contracts(2)	13	2	5	6	16	1	15	—
Deferred compensation obligation(4)	95	95	—	—	101	101	—	—
Total liabilities at fair value	$111	$97	$8	$6	$117	$102	$15	$—
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
(3)Based on equity index swap rates.
(4)Based on the fair value of the participants’ investments.

The following table summarizes the changes in fair value of Level 3 assets and liabilities:

	Nine Months Ended
(Millions)	April 27, 2025	April 28, 2024
Fair value at beginning of year	$5	$2
Gains (losses)	(6)	13
Settlements	(3)	(7)
Fair value at end of quarter	$(4)	$8
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a nonrecurring basis.
In the second and third quarters of 2025, we performed interim impairment assessments on certain trademarks in our Snacks segment. See also Note 6 for additional information on the impairment charges.
Fair value was determined based on unobservable Level 3 inputs. The fair value of trademarks was determined based on discounted cash flow analysis that involves significant management assumptions such as expected revenue growth rates, assumed royalty rates and weighted-average costs of capital.
The following table presents fair value measurements of the trademarks:

	March 2025		December 2025
(Millions)	Impairment Charge	Fair Value	Impairment Charges	Fair Value
Snyder's of Hanover	$150	$470
Allied brands			$15	$28
Late July			$11	$47
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
There were cash equivalents of $18 million at April 27, 2025 and $25 million at July 28, 2024. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt was $6.556 billion at April 27, 2025, and $6.866 billion at July 28, 2024. The carrying value was $6.896 billion at April 27, 2025, and $7.184 billion at July 28, 2024. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
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
During the nine-month periods ended April 27, 2025 and April 28, 2024, we repurchased 1.247 million shares at a cost of $60 million and 1.08 million shares at a cost of $46 million, respectively, pursuant to our anti-dilutive share repurchase programs. As of April 27, 2025, approximately $200 million remained available under the September 2024 program and approximately $301 million remained available under the September 2021 program.
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
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statements of Earnings were as follows:

	Three Months Ended		Nine Months Ended
(Millions)	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Total pre-tax stock-based compensation expense(1)	$16	$44	$52	$80
Tax-related benefits	$4	$3	$14	$9
__________________________________
(1)Includes $26 million of expense related to accelerated vesting of certain Replacement units in the three- and nine-month periods ended April 28, 2024.
The following table summarizes stock option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(Millions)
Outstanding at July 28, 2024	779	$45.33
Granted	—	$—
Exercised	—	$—
Terminated	—	$—
Outstanding at April 27, 2025	779	$45.33	2.4	$—
Exercisable at April 27, 2025	779	$45.33	2.4	$—
No options were exercised during the nine-month period ended April 28, 2024. We measured the fair value of stock options using the Black-Scholes option pricing model.
We expensed stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expensed on an accelerated basis. As of January 2022, compensation related to stock options was fully expensed.
The following table summarizes time-lapse restricted stock units and EPS performance restricted stock units activity:

	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at July 28, 2024	3,300	$43.24
Granted	1,429	$47.97
Vested	(1,423)	$43.11
Forfeited	(315)	$46.05
Nonvested at April 27, 2025	2,991	$45.26
We determine the fair value of time-lapse restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants and certain Replacement units, which we expense on an accelerated basis.

Since 2022, we have granted EPS performance restricted stock units that will be earned upon the achievement of our adjusted EPS compound annual growth rate goal, measured over a three-year period. The actual number of EPS performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of EPS performance restricted stock units is based upon the quoted price of our stock at the date of grant. We expense EPS performance restricted stock units on a straight-line basis over the service period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We estimate expense based on the number of awards expected to vest. In the first quarter of 2025, recipients of EPS performance restricted stock units earned 100% of the initial grants based upon actual performance achieved during a three-year period ended July 28, 2024. There were 841 thousand EPS performance target grants outstanding at April 27, 2025, with a weighted-average grant-date fair value of $45.22. In connection with the divestiture of our Pop Secret popcorn business, in the first quarter of 2025, our adjusted EPS compound annual growth rate goals for the EPS performance restricted stock units granted in 2024 and 2023 were revised to equitably adjust for the impact of the completed divestiture that was not contemplated at the time of approval of the original targets. In connection with the divestiture of our noosa yoghurt business in the third quarter of 2025, our adjusted EPS compound annual growth rate goals for the EPS performance restricted stock units granted in 2025, 2024, and 2023 were similarly revised.
As of April 27, 2025, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS performance restricted stock units was $60 million, which will be amortized over the weighted-average remaining service period of 1.8 years. The fair value of restricted stock units vested during the nine-month periods ended April 27, 2025, and April 28, 2024, was $68 million and $95 million, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the nine-month period ended April 28, 2024 was $41.46.
The following table summarizes TSR performance restricted stock units activity:

	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at July 28, 2024	873	$47.40
Granted	566	$45.23
Vested	(464)	$45.52
Forfeited	(134)	$46.33
Nonvested at April 27, 2025	841	$47.15
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation.
Weighted-average assumptions used in the Monte Carlo simulation were as follows:

	2025	2024
Risk-free interest rate	3.56%	4.84%
Expected dividend yield	3.06%	3.54%
Expected volatility	22.43%	22.16%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of April 27, 2025, total remaining unearned compensation related to TSR performance restricted stock units was $13 million, which will be amortized over the weighted-average remaining service period of 1.8 years. In the first quarter of 2025, recipients of TSR performance restricted stock units earned 175% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 26, 2024. As a result, approximately 199 thousand additional shares were awarded. In the first quarter of 2024, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 28, 2023. The fair value of TSR performance restricted stock units vested during the nine-month periods ended April 27, 2025, and April 28, 2024, was $23 million and $12 million, respectively. The grant-date fair value of the TSR performance restricted stock units granted during the nine-month period ended April 28, 2024, was $44.18.
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
On March 20, 2024, the United States Department of Justice (DOJ), on behalf of the U.S. Environmental Protection Agency, and National Education Law Center, on behalf of Environment America and Lake Erie Waterkeeper, filed lawsuits in the United States District Court for the Northern District of Ohio – Western Division concerning alleged violations of the Clean Water Act relating to alleged contaminant discharges from our Napoleon, Ohio wastewater treatment facility in excess of the facility’s Clean Water Act permit limits. We have and are continuing to take actions to remediate the exceedances and are in settlement discussions with the DOJ and the private environmental groups while litigation proceedings are ongoing. While we cannot predict with certainty the amount of any civil penalty or the timing of the resolution of this matter, we do not expect that the ultimate costs to resolve this matter will have a material adverse effect on our financial condition, results of operations, or cash flows.
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of April 27, 2025. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
Other Contingencies
We have provided certain indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at April 27, 2025.
18. Supplier Finance Program Obligations
To manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Amounts outstanding under these programs, which are included in Accounts payable on the Consolidated Balance Sheets, were $254 million at April 27, 2025 and $243 million at July 28, 2024.

19. Supplemental Financial Statement Data

(Millions)	April 27, 2025	July 28, 2024
Balance Sheets
Inventories
Raw materials, containers and supplies	$415	$376
Finished products	879	1,010
	$1,294	$1,386

	Three Months Ended		Nine Months Ended
(Millions)	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Statements of Earnings
Other expenses / (income)
Impairment of intangible assets(1)	$150	$—	$176	$—
Amortization of intangible assets(2)	19	18	58	52
Net periodic benefit expense (income) other than the service cost	(4)	(2)	(8)	(5)
Costs associated with acquisition(3)	—	16	—	35
Loss on sales of businesses(4)	—	—	25	—
Transition services fees	(1)	—	(3)	(2)
Other	(4)	(2)	(4)	—
	$160	$30	$244	$80
_______________________________________
(1)See Note 6 for additional information.
(2)Includes accelerated amortization expense related to customer relationship intangible assets of $6 million in the three-month periods ended April 27, 2025 and April 28, 2024, and $20 million in the nine-month periods ended April 27, 2025 and April 28, 2024.
(3)Related to the acquisition of Sovos Brands. See Note 3 for additional information.
(4)See Note 4 for additional information.

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
On August 26, 2024, we completed the sale of our Pop Secret popcorn business. On February 24, 2025, we completed the sale of our noosa yoghurt business. For additional information on the divestitures, see Note 4 to the Consolidated Financial Statements.
Business Trends
Our industry continues to navigate global macroeconomic challenges, including tariffs and shifting global trade policies; changes in consumer purchasing and spending patterns; supply chain pressures; commodity cost volatility; labor market issues; and economic uncertainties amplified by increased regulatory activity. Tariffs on China, Canada, Mexico, the European Union and other countries have and are expected to result in retaliatory measures on U.S. goods, such as the 25% tariffs imposed by Canada on imports of certain U.S. goods, and increase costs. We are continuing to monitor the rapidly evolving tariff and global trade policies and are working with our suppliers to mitigate potential impacts on our business. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as recent legal challenges to the U.S.'s imposition of tariffs, negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions that may be granted, availability and cost of alternative sources of supply and demand for our products in affected markets.
In addition, in light of recent actions by the United States Department of Health and Human Services, Food and Drug Administration (FDA) and states, we anticipate continued legislative and regulatory developments with respect to food ingredients, labeling and packaging at the state and federal levels, along with related changes in consumer expectations and behavior. In April 2025, the FDA announced a series of actions aimed at phasing out all “petroleum-based synthetic dyes” from the nation’s food supply, and in May 2025, the Make America Healthy Again (MAHA) Commission published a report discussing factors contributing to chronic childhood disease including diet, environmental exposure, lack of physical activity and healthcare. While the effects of all of these proposals remain uncertain at this time, we are continuing to monitor changes to laws and regulations that affect the food industry and evaluate their impact on our business and financial condition.
Through the third quarter, we experienced a moderate level of input cost inflation and other supply chain costs. We anticipate continued supply chain productivity and benefits from cost savings initiatives to mitigate inflationary pressures and expect such benefits to offset incremental costs in 2025, excluding potential impacts of tariffs. We expect consumer trends to continue to evolve and our volumes to improve over time; however, economic pressures, including the challenges of persistent inflation and impacts of tariffs, may continue to negatively impact our volumes throughout 2025. We will continue to evaluate the evolving macroeconomic environment to take action to mitigate the impact on our business, consolidated results of operations and financial condition.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.
•Net sales increased 4% in the quarter to $2.475 billion primarily due to the benefit from the acquisition of Sovos Brands and favorable volume/mix, partially offset by the impact of divestitures and lower net price realization. The increase in volume/mix was partially related to the favorable timing of shipments this quarter.
•Gross profit, as a percent of sales, was 29.4% in 2025 compared to 30.9% in the prior-year quarter. The decrease was primarily due to the impact of cost inflation and other supply chain costs, mark-to-market adjustments on outstanding undesignated commodity hedges and unfavorable net price realization, partially offset by benefits from supply chain productivity improvements, the prior-year impact from a Sovos Brands acquisition date fair value adjustment for inventory and favorable volume/mix.

•Earnings per share were $.22 in 2025, compared to $.44 in the prior-year quarter. The current quarter included expenses of $.51 per share and the prior-year quarter included expenses of $.30 per share from items impacting comparability as discussed below.
Net Earnings attributable to The Campbell's Company
The following items impacted the comparability of net earnings and net earnings per share:
•We implemented several cost savings initiatives in recent years. In the third quarter of 2025, we recorded Restructuring charges of $6 million and implementation costs and other related costs of $7 million in Cost of products sold, $7 million in Administrative expenses and $1 million in Research and development expenses related to these initiatives. In the third quarter of 2024, we recorded implementation costs and other related costs of $13 million in Administrative expenses, $3 million in Cost of products sold, $1 million in Marketing and selling expenses, $1 million in Research and development expenses and a reduction to Restructuring charges of $3 million related to these initiatives. Year-to-date in 2025, we recorded Restructuring charges of $17 million and implementation costs and other related costs of $26 million in Administrative expenses, $25 million in Cost of products sold, $3 million in Research and development expenses and $2 million in Marketing and selling expenses related to these initiatives. Year-to-date in 2024, we recorded Restructuring charges of $1 million and implementation costs and other related costs of $47 million in Administrative expenses, $9 million in Cost of products sold, $4 million in Marketing and selling expenses and $3 million in Research and development expenses related to these initiatives.
In the second quarter of 2024, we began implementation of an optimization initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. In the third quarter of 2025, we recognized $9 million in Marketing and selling expenses and $1 million in Administrative expenses related to this initiative. In the third quarter of 2024, we recognized $5 million in Marketing and selling expenses related to this initiative. Year-to-date in 2025, we recognized $17 million in Marketing and selling expenses and $1 million in Administrative expenses related to this initiative.
In the third quarter of 2025, the total aggregate impact related to the cost savings and optimization initiatives was $31 million ($24 million after tax, or $.08 per share). In the third quarter of 2024, the total aggregate impact related to the cost savings and optimization initiatives was $20 million ($15 million after tax, or $.05 per share). Year-to-date in 2025, the total aggregate impact related to the cost savings and optimization initiatives was $91 million ($70 million after tax, or $.23 per share). Year-to-date in 2024, the total aggregate impact related to the cost savings and optimization initiatives was $69 million ($52 million after tax, or $.17 per share). See Note 8 to the Consolidated Financial Statements and "Restructuring Charges, Cost Savings Initiatives and Other Optimization Initiatives" for additional information;
•In the third quarter of 2025, we recognized losses in Cost of products sold of $10 million ($7 million after tax, or $.02 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. In the third quarter of 2024, we recognized gains in Cost of products sold of $13 million ($10 million after tax, or $.03 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. Year-to-date in 2025, we recognized gains in Cost of products sold of $8 million ($6 million after tax, or $.02 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. Year-to-date in 2024, we recognized gains in Cost of products sold of $5 million ($4 million after tax, or $.01 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges;
•In the third quarter of 2025 and 2024, we recorded accelerated amortization expense in Other expenses / (income) of $6 million ($5 million after tax, or $.02 per share) related to customer relationship intangible assets due to the loss of certain contract manufacturing customers, which began in the fourth quarter of 2023. Year-to-date in 2025 and 2024, we recorded accelerated amortization expense in Other expenses / (income) of $20 million ($15 million after tax, or $.05 per share);
•In the third quarter of 2025, the company performed an interim impairment assessment on the Snyder's of Hanover trademark within the Snacks segment and recognized an impairment charge of $150 million ($112 million after tax, or $.37 per share) on the trademark.
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

In the second quarter of 2025, the total aggregate impact of the impairment charges was $26 million ($19 million after tax, or $.06 per share). Year-to-date in 2025, the total aggregate impact of the impairment charges was $176 million ($131 million after tax, or $.44 per share).
The charges were included in Other expenses / (income);
•In the third quarter of 2025, we completed the sale of our noosa yoghurt business. In the second quarter of 2025, we recorded $15 million ($.05 per share) of tax expense related to the sale. Year-to-date in 2025, we recorded an after-tax loss of $15 million ($.05 per share) on the sale of the business, which is subject to the finalization of certain purchase price adjustments. In the first quarter of 2025, we recorded a loss in Other expenses / (income) of $25 million ($19 million after tax, or $.06 per share) on the sale of our Pop Secret popcorn business. Year-to-date in 2025, the total aggregate impact of charges associated with divestitures was $25 million ($34 million after tax, or $.11 per share);
•In the third quarter of 2025, we recorded litigation expenses in Administrative expenses of $4 million ($4 million after tax, or $.01 per share) related to the Plum baby food and snacks business (Plum), which was divested on May 3, 2021, and certain other litigation matters. Year-to-date in 2025, we recorded litigation expenses in Administrative expenses of $6 million ($6 million after tax, or $.02 per share) related to Plum and certain other litigation matters. Year-to-date in 2024, we recorded litigation expenses in Administrative expenses of $3 million ($3 million after tax, or $.01 per share) related to Plum;
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
•Year-to-date in 2025, we recognized an actuarial loss in Other expenses / (income) of $2 million ($1 million after tax) related to an interim remeasurement of our postretirement plan due to a plan amendment; and
•In the first quarter of 2024, we announced our intent to acquire Sovos Brands and on March 12, 2024, the acquisition closed. In the third quarter of 2024, we incurred $93 million of costs associated with the acquisition, of which $16 million was recorded in Restructuring charges, $39 million in Administrative expenses, $16 million in Other expenses / (income), $2 million in Marketing and selling expenses, $2 million in Research and development expenses and $18 million in Cost of products sold, of which $17 million was associated with the acquisition date fair value adjustment for inventory. We also recorded costs of $2 million in Interest expense related to costs associated with the Delayed Draw Term Loan Credit Agreement (the 2024 DDTL Credit Agreement) used to fund the acquisition. The aggregate impact was $95 million, $81 million after tax, or $.27 per share. Year-to-date in 2024, we incurred $114 million of costs associated with the acquisition, of which $16 million was recorded to Restructuring charges, $39 million in Administrative expenses, $35 million in Other expenses / (income), $2 million in Marketing and selling expenses, $2 million in Research and development expenses, $18 million in Cost of products sold and $2 million in Interest expense. The aggregate after-tax impact was $98 million, or $.33 per share.
The items impacting comparability are summarized below:

	Three Months Ended
	April 27, 2025		April 28, 2024
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to The Campbell's Company	$66	$.22	$133	$.44

Costs associated with cost savings and optimization initiatives	$(24)	$(.08)	$(15)	$(.05)
Commodity mark-to-market gains (losses)	(7)	(.02)	10	.03
Accelerated amortization	(5)	(.02)	(5)	(.02)
Impairment charges	(112)	(.37)	—	—
Certain litigation expenses	(4)	(.01)	—	—
Costs associated with acquisition	—	—	(81)	(.27)
Impact of items on Net earnings(1)	$(152)	$(.51)	$(91)	$(.30)
______________________________________
(1)Sum of the individual amounts may not add due to rounding.

	Nine Months Ended
	April 27, 2025		April 28, 2024
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to The Campbell's Company	$457	$1.52	$570	$1.91

Costs associated with cost savings and optimization initiatives	$(70)	$(.23)	$(52)	$(.17)
Commodity mark-to-market gains	6	.02	4	.01
Accelerated amortization	(15)	(.05)	(15)	(.05)
Impairment charges	(131)	(.44)	—	—
Charges associated with divestitures	(34)	(.11)	—	—
Certain litigation expenses	(6)	(.02)	(3)	(.01)
Cybersecurity incident recoveries (costs)	1	—	(2)	(.01)
Postretirement actuarial losses	(1)	—	—	—
Costs associated with acquisition	—	—	(98)	(.33)
Impact of items on Net earnings	$(250)	$(.83)	$(166)	$(.56)

Net earnings attributable to The Campbell's Company were $66 million ($.22 per share) in the current quarter, compared to $133 million ($.44 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings decreased primarily due to higher interest expense and higher marketing and selling expenses, partially offset by lower administrative expenses.
Net earnings attributable to The Campbell's Company were $457 million ($1.52 per share) in the nine-month period this year, compared to $570 million ($1.91 per share) in the year-ago period. After adjusting for items impacting comparability, earnings decreased primarily due to higher interest expense and higher marketing and selling expenses, partially offset by an increase in gross profit and a lower effective tax rate.
THIRD-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	April 27, 2025	April 28, 2024	% Change
Meals & Beverages	$1,463	$1,272	15
Snacks	1,012	1,097	(8)
	$2,475	$2,369	4

An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages(2)	Snacks	Total(2)
Volume/mix	7%	(5)%	2%
Net price realization(1)	(1)	—	(1)
Divestitures	(2)	(3)	(2)
Acquisition	12	—	6
	15%	(8)%	4%
__________________________________________
(1)Includes revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales increased 15%, primarily due to a 12-point benefit from the acquisition of Sovos Brands. Excluding the benefit from the acquisition of Sovos Brands and the impact from the divestiture of the noosa yoghurt business, sales increased primarily due to gains in U.S. soup, Rao's pasta sauces and Canada, partially related to the favorable timing of shipments. Sales of Rao's pasta sauces increased due primarily to the timing of shipments related to the implementation of our existing SAP enterprise-resource planning system for Sovos Brands. Favorable volume/mix was partially offset by lower net price realization. Sales of U.S. soup increased 7% primarily due to increases in condensed soups, broth and ready-to-serve soups.
In Snacks, sales decreased 8%. Excluding the impact from the divestiture of the Pop Secret popcorn business, sales decreased due to declines in Goldfish crackers, third-party partner brands and contract manufacturing, Snyder's of Hanover pretzels, Late July snacks and Lance sandwich crackers. Sales were impacted by volume/mix declines and neutral net price realization.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $4 million in 2025 from 2024. As a percent of sales, gross profit was 29.4% in 2025 and 30.9% in 2024.
The 150 basis-point decrease in gross profit margin was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(300)
Net price realization	(80)
Higher costs associated with cost savings initiatives	(20)
Productivity improvements	130
Impact of acquisition(2)	60
Volume/mix(3)	60
(150)
__________________________________________
(1)Includes an estimated positive margin impact of 60 basis points from the benefit of cost savings initiatives, which was more than offset by cost inflation and other factors, including a 90 basis-point negative impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges.
(2)Prior year included a negative margin impact of 70 basis points from a Sovos Brands acquisition date fair value adjustment for inventory.
(3)Includes the impact of operating leverage.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 8.7% in 2025 and 2024. Marketing and selling expenses increased 5% in 2025 from 2024. The increase was primarily due to the impact of the acquisition (approximately 5 points).
Administrative Expenses
Administrative expenses as a percent of sales were 6.5% in 2025 compared to 8.8% in 2024. Administrative expenses decreased 22% in 2025 from 2024. The decrease was primarily due to costs associated with the acquisition in the prior year (approximately 19 points); increased benefits from cost savings initiatives (approximately 9 points) and lower costs associated with cost savings initiatives (approximately 2 points), partially offset by higher general administrative costs and inflation (approximately 5 points) and the impact of the acquisition (approximately 2 points).
Other Expenses / (Income)
Other expenses were $160 million in 2025 compared to $30 million in 2024. Other expenses in 2025 included an impairment charge related to the Snyder's of Hanover trademark of $150 million and accelerated amortization expense of $6 million. Other expenses in 2024 included costs associated with the acquisition of $16 million and accelerated amortization expense of $6 million.
Operating Earnings
Segment operating earnings decreased 1% in 2025 from 2024.

An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	April 27, 2025	April 28, 2024	% Change
Meals & Beverages	$248	$229	8
Snacks	145	167	(13)
	393	396	(1)
Corporate income (expense)	(226)	(135)
Restructuring charges(1)	(6)	(13)
Earnings before interest and taxes	$161	$248
__________________________________________
(1)See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages increased 8%. The increase was primarily due to the benefit of the acquisition of Sovos Brands, partially offset by a decline in the base business.
Operating earnings from Snacks decreased 13%. The decrease was primarily due to lower gross profit, partially offset by lower administrative expenses.
Corporate expense in 2025 included the following:
•$150 million of an impairment charge related to the Snyder's of Hanover trademark;
•costs of $25 million related to costs savings and optimization initiatives;
•$10 million of unrealized mark-to-market losses on outstanding undesignated commodity hedges;
•$6 million of accelerated amortization expense; and
•$4 million of certain litigation expenses, including expenses related to Plum.
Corporate expense in 2024 included the following:
•$77 million of costs associated with the acquisition of Sovos Brands;
•costs of $23 million related to cost savings and optimization initiatives;
•$6 million of accelerated amortization expense; and
•$13 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges.
Interest Expense
Interest expense of $85 million in 2025 increased from $70 million in 2024 primarily due to higher levels of debt and higher average interest rates on the debt portfolio.
Taxes on Earnings
The effective tax rate was 18.5% in 2025 and 26.9% in 2024. The decrease in the effective tax rate was primarily due to the items impacting comparability, including nondeductible costs associated with the acquisition of Sovos Brands in the year-ago quarter and the timing of recognition of tax expense related to the impairment charge.
NINE-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Nine Months Ended
(Millions)	April 27, 2025	April 28, 2024	% Change
Meals & Beverages	$4,848	$4,058	19
Snacks	3,084	3,285	(6)
	$7,932	$7,343	8

An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages	Snacks(2)	Total(2)
Volume/mix	3%	(3)%	—%
Net price realization(1)	(2)	(1)	(1)
Divestitures	(1)	(3)	(1)
Acquisition	19	—	11
	19%	(6)%	8%
__________________________________________
(1)Includes revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales increased 19%, primarily due to a 19-point benefit from the acquisition of Sovos Brands. Excluding the benefit from the Sovos Brands acquisition and the impact from the divestiture of the noosa yoghurt business, sales increased primarily due to gains in Rao's pasta sauces, foodservice and Canada, partially offset by declines in SpaghettiOs. Sales of Rao's pasta sauces increased due primarily to the timing of shipments related to the implementation of our existing SAP enterprise-resource planning system for Sovos Brands. Favorable volume/mix was partially offset by lower net price realization. Sales of U.S. soup were comparable with prior year as decreases in ready-to-serve soups and condensed soups were offset by increases in broth.
In Snacks, sales decreased 6%. Excluding the impact from the divestiture of the Pop Secret popcorn business, sales decreased due to declines in third-party partner brands and contract manufacturing, Goldfish crackers, Snyder's of Hanover pretzels, Pepperidge Farm cookies, Kettle Brand potato chips, Late July snacks and Lance sandwich crackers. Sales were impacted by volume/mix declines and lower net price realization.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $118 million in 2025 from 2024. As a percent of sales, gross profit was 30.4% in 2025 and 31.3% in 2024.
The 90 basis-point decrease in gross profit margin was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(130)
Net price realization	(100)
Higher costs associated with cost savings initiatives	(20)
Impact of acquisition(2)	(10)
Productivity improvements	140
Volume/mix(3)	30
(90)
__________________________________________
(1)Includes an estimated positive margin impact of 50 basis points from the benefit of cost savings initiatives, which was more than offset by cost inflation and other factors.
(2)Prior year included a negative margin impact of 20 basis points from a Sovos Brands acquisition date fair value adjustment for inventory.
(3)Includes the impact of operating leverage.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 9.1% in 2025 compared to 8.8% in 2024. Marketing and selling expenses increased 12% in 2025 from 2024. The increase was primarily due to the impact of the acquisition (approximately 9 points); higher advertising and consumer promotion expense (approximately 2 points) and higher costs related to cost savings and optimization initiatives (approximately 2 points). The increase in advertising and consumer promotion expense was driven by Meals & Beverages and Snacks.
Administrative Expenses
Administrative expenses as a percent of sales were 6.3% in 2025 compared to 7.6% in 2024. Administrative expenses decreased 10% in 2025 from 2024. The decrease was primarily due to costs associated with the acquisition in the prior year (approximately 7 points); increased benefits from cost savings initiatives (approximately 7 points); lower costs related to cost savings initiatives (approximately 4 points); lower benefit-related costs (approximately 1 point) and lower incentive compensation (approximately 1 point), partially offset by higher general administrative costs and inflation (approximately 6 points) and the impact of the acquisition (approximately 4 points).
Other Expenses / (Income)
Other expenses were $244 million in 2025 compared to $80 million in 2024. Other expenses in 2025 included impairment charges related to the Snyder's of Hanover, Allied brands and Late July trademarks of $176 million, a loss of $25 million on the sale of the Pop Secret popcorn business, accelerated amortization expense of $20 million and a postretirement actuarial loss of $2 million. Other expenses in 2024 included costs associated with the acquisition of $35 million and accelerated amortization expense of $20 million.
Operating Earnings
Segment operating earnings increased 2% in 2025 from 2024.
An analysis of operating earnings by segment follows:

	Nine Months Ended
(Millions)	April 27, 2025	April 28, 2024	% Change
Meals & Beverages	$876	$763	15
Snacks	401	489	(18)
	1,277	1,252	2
Corporate income (expense)	(405)	(312)
Restructuring charges(1)	(17)	(17)
Earnings before interest and taxes	$855	$923
__________________________________________
(1)See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages increased 15%. The increase was primarily due to the benefit of the acquisition of Sovos Brands.
Operating earnings from Snacks decreased 18%. The decrease was primarily due to lower gross profit and higher marketing and selling expenses, partially offset by lower administrative expenses. Gross profit decreased primarily due to the impact of cost inflation and other supply chain costs, unfavorable volume/mix and unfavorable net price realization, partially offset by supply chain productivity improvements and benefits from cost savings initiatives.
Corporate expense in 2025 included the following:
•$176 million of impairment charges related to the Snyder's of Hanover, Allied brands and Late July trademarks;
•costs of $74 million related to costs savings and optimization initiatives;
•$25 million loss on the sale of the Pop Secret popcorn business;
•$20 million of accelerated amortization expense;
•$6 million of certain litigation expenses, including expenses related to Plum;
•$2 million postretirement actuarial loss;
•$8 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges; and
•$1 million of insurance recoveries related to a cybersecurity incident.
Corporate expense in 2024 included the following:
•$96 million of costs associated with the acquisition of Sovos Brands;
•costs of $68 million related to cost savings and optimization initiatives;
•$20 million of accelerated amortization expense;
•$3 million of Plum litigation expenses;
•$3 million of costs associated with a cybersecurity incident; and
•$5 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges.

Interest Expense
Interest expense of $260 million in 2025 increased from $165 million in 2024 primarily due to higher levels of debt and higher average interest rates on the debt portfolio.
Taxes on Earnings
The effective tax rate was 25.3% in 2025 and 25.3% in 2024. The effective tax rate was comparable primarily due to $15 million of tax expense related to the sale of the noosa yoghurt business, offset by nondeductible costs associated with the acquisition of Sovos Brands in the prior year and excess tax benefits associated with the vesting of stock-based compensation awards in the current year.
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
A summary of the pre-tax charges recognized in the Consolidated Statements of Earnings related to these initiatives is as follows:

	April 28, 2024
(Millions, except per share amounts)	Three Months Ended	Nine Months Ended	Total Program
Restructuring charges	$(3)	$1	$297
Administrative expenses	13	47	437
Cost of products sold	3	9	128
Marketing and selling expenses	1	4	23
Research and development expenses	1	3	10
Total pre-tax charges	$15	$64	$895

Aggregate after-tax impact	$11	$48
Per share impact	$.04	$.16
A summary of the pre-tax costs associated with these initiatives is as follows:

(Millions)	Total Program
Severance pay and benefits	$253
Asset impairment/accelerated depreciation	134
Implementation costs and other related costs	508
Total	$895
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
In the three-month period ended April 28, 2024, we recorded Restructuring charges of $16 million for severance pay and benefits related to initiatives to achieve the synergies. In 2024, we recorded Restructuring charges of $21 million for severance pay and benefits related to initiatives to achieve the synergies and generated pre-tax savings of $10 million. The charges incurred in 2024 were associated with the Meals & Beverages segment.
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
A summary of the pre-tax charges recorded in the Consolidated Statement of Earnings related to these initiatives is as follows:

	April 27, 2025
(Millions, except per share amounts)	Three Months Ended	Nine Months Ended
Restructuring charges	$6	$17
Administrative expenses	7	26
Cost of products sold	7	25
Marketing and selling expenses	—	2
Research and development expenses	1	3
Total pre-tax charges	$21	$73

Aggregate after-tax impact	$16	$56
Per share impact	$.05	$.19
A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of April 27, 2025
Severance pay and benefits	$17
Asset impairment/accelerated depreciation	23
Implementation costs and other related costs	33
Total	$73
The total estimated pre-tax costs for actions that have been identified to date are approximately $210 million, and we expect to incur substantially all of the costs through 2028. These estimates will be updated as the detailed plans are developed.

We expect the costs for the actions that have been identified to date to consist of the following: approximately $25 million in severance pay and benefits; approximately $55 million in asset impairment and accelerated depreciation; and approximately $130 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 70%; Snacks - approximately 9% and Corporate - approximately 21%.
Of the aggregate $210 million of pre-tax costs identified to date, we expect approximately $150 million will be cash expenditures. In addition, we expect to invest approximately $215 million in capital expenditures, of which we invested $88 million as of April 27, 2025. The capital expenditures primarily relate to optimization of production within our manufacturing network, optimization of information technology infrastructure and applications and implementation of our existing SAP enterprise-resource planning system for Sovos Brands.
We expect the initiatives, once all phases are implemented, to generate annual ongoing savings of approximately $250 million by the end of 2028. As of April 27, 2025, we have generated total program-to-date pre-tax savings of $110 million.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	April 27, 2025
(Millions)	Three Months Ended	Nine Months Ended
Meals & Beverages	$14	$51
Snacks	5	10
Corporate	2	12
Total	$21	$73
Other Optimization Initiatives
In the second quarter of 2024, we began implementation of an initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. Pursuant to this initiative we will purchase certain Pepperidge Farm and Snyder's-Lance routes where there are opportunities to unlock greater scale in select markets, combine them and sell the combined routes to independent contractor distributors. We expect to execute this program in a staggered rollout and to incur expenses of up to approximately $115 million through 2029. In the three- and nine-month periods ended April 27, 2025, we incurred $9 million and $17 million in Marketing and selling expenses and $1 million in Administrative expenses related to this initiative, respectively. In the three- and nine-month periods ended April 28, 2024, we incurred $5 million in Marketing and selling expenses related to this initiative. As of April 27, 2025, we have incurred $22 million in Marketing and selling expenses and $1 million in Administrative expenses related to this initiative.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
Operating Activities
We generated cash flows from operations of $872 million in 2025, compared to $897 million in 2024. The decline in 2025 was primarily due to changes in working capital.
We had negative working capital of $623 million as of April 27, 2025, and $1.386 billion as of July 28, 2024. Current assets were less than current liabilities, which included debt maturing in one year, due to a focus on lowering core working capital requirements. Total debt maturing within one year was $799 million as of April 27, 2025, and $1.423 billion as of July 28, 2024.

As part of our focus to lower core working capital requirements, we have worked with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Amounts outstanding under these programs, which are included in Accounts payable on the Consolidated Balance Sheets, were approximately $254 million at April 27, 2025 and $243 million at July 28, 2024.
Investing Activities
Capital expenditures were $296 million in 2025 and $376 million in 2024. Capital expenditures in 2025 included chip and cracker capacity expansion for our Snacks business, network optimization for our Meals & Beverages business and enhancements to our headquarters in Camden, New Jersey. Capital expenditures are expected to total approximately $450 million in 2025.
In Snacks, we have a direct-store-delivery distribution model that uses independent contractor distributors. From time to time, we purchase and sell routes, including certain routes under our optimization initiatives. The purchase and sale proceeds of the routes are reflected in investing activities.
On August 26, 2024, we sold our Pop Secret popcorn business for $70 million and on February 24, 2025, we sold the noosa yoghurt business for $188 million, subject to certain customary purchase price adjustments.
On March 12, 2024, we completed the acquisition of Sovos Brands. Cash consideration was $2.857 billion. The acquisition was funded through the 2024 DDTL Credit Agreement of $2 billion and cash on hand.
Financing Activities
Dividend payments were $343 million in 2025 and $334 million in 2024. The regular quarterly dividend paid on our capital stock was $.39 and $.37 per share in the third quarter of 2025 and 2024, respectively. On February 26, 2025, the Board of Directors declared a regular quarterly dividend of $.39 per share payable on April 28, 2025 to shareholders of record at the close of business on April 3, 2025. On May 13, 2025, the Board of Directors declared a regular quarterly dividend of $.39 per share payable on August 4, 2025 to shareholders of record at the close of business on July 3, 2025.
In September 2021, the Board approved a strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. In September 2024, the Board authorized an anti-dilutive share repurchase program of up to $250 million (September 2024 program) to offset the impact of dilution from shares issued under our stock compensation programs. The September 2024 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2024 program may be made in open-market or privately negotiated transactions. The September 2024 program replaced an anti-dilutive share repurchase program of up to $250 million that was approved by the Board in June 2021 and has been terminated. During the nine-month periods ended April 27, 2025 and April 28, 2024, we repurchased 1.247 million shares at a cost of $60 million and 1.08 million shares at a cost of $46 million, respectively, pursuant to our anti-dilutive share repurchase programs. As of April 27, 2025, approximately $200 million remained available under the September 2024 program and approximately $301 million remained available under the September 2021 program. See Note 15 to the Consolidated Financial Statements and “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
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
The notes contain customary covenants and events of default. If a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date. In October 2024, we used a portion of the net proceeds from the issuance of the notes to repay $200 million of the $400 million outstanding under our 2022 Delayed Draw Term Loan Credit Agreement (the 2022 DDTL Credit Agreement) due November 15, 2025 and a portion of our outstanding commercial paper. In November 2024, we repaid the remaining $200 million outstanding under the 2022 DDTL Credit Agreement. In March 2025, we used a portion of the net proceeds from the issuance of the notes along with cash on hand and the issuance of commercial paper to repay a $1.15 billion aggregate principal amount of senior notes that matured in March 2025.
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
On April 5, 2024, we repaid $100 million of the $500 million outstanding under the 2022 DDTL Credit Agreement due November 15, 2025.
As of April 27, 2025, we had $799 million of short-term borrowings due within one year, of which $370 million was comprised of commercial paper borrowings. As of April 27, 2025, we issued $27 million of standby letters of credit.
On April 16, 2024, we entered into a Five-Year Credit Agreement for an unsecured, senior revolving credit facility (the 2024 Revolving Credit Facility Agreement) in an aggregate principal amount equal to $1.85 billion with a maturity date of April 16, 2029 or such later date as extended pursuant to the terms set forth in the 2024 Revolving Credit Facility Agreement. The 2024 Revolving Credit Facility Agreement remained unused at April 27, 2025, except for $1 million of standby letters of credit that we issued under it. We may increase the 2024 Revolving Credit Facility Agreement commitments up to an additional $500 million, subject to the satisfaction of certain conditions. Loans under the 2024 Revolving Credit Facility Agreement will bear interest at the rates specified in the 2024 Revolving Credit Facility Agreement, which vary based on the type of loan and certain other conditions. The 2024 Revolving Credit Facility Agreement contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense of not less than 3.25:1.00, and customary events of default for credit facilities of this type. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
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
Second Quarter Assessment
During the second quarter of 2025, we performed an interim impairment assessment on certain salty snacks and cookie trademarks within our Snacks segment, including Tom’s, Jays, Kruncher’s, O-Ke-Doke, Stella D’oro and Archway, collectively referred to as our "Allied brands." In 2025, sales performance was below expectations. In the second quarter of 2025, based on recent performance, we lowered our long-term outlook and recognized an impairment charge of $15 million on the Allied brands trademarks, reducing the carrying value to $28 million.
During the second quarter of 2025, we performed an interim impairment assessment on the Late July trademark within our Snacks segment. In 2025, sales performance was below expectations. In the second quarter of 2025, based on recent performance, we lowered our long-term outlook and recognized an impairment charge of $11 million on the trademark, reducing the carrying value to $47 million.
Third Quarter Assessment
During the third quarter of 2025, we performed an interim impairment assessment on the Snyder's of Hanover trademark within our Snacks segment. In 2025, sales and operating performance were below expectations. In the third quarter of 2025, based on recent performance, we lowered our long-term outlook and recognized an impairment charge of $150 million on the trademark, reducing the carrying value to $470 million.
The impairment charges were recorded in Other expenses / (income) in the Consolidated Statement of Earnings.
As of April 27, 2025, the carrying value of indefinite-lived trademarks was $3.678 billion as detailed below:

(Millions)
Rao's	$1,470
Snyder's of Hanover	470
Lance	350
Kettle Brand	318
Pace	292
Pacific Foods	280
Cape Cod	187
Various other Snacks(1)	311
Total	$3,678
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
Excluding the carrying value of the Rao's trademark, based on the 2024 annual impairment testing and interim assessments described above, indefinite-lived trademarks with approximately 10% or less of excess coverage of fair value over carrying value had an aggregate carrying value of $1.117 billion as of April 27, 2025, and included the Snyder's of Hanover, Pace,

Pacific Foods, Late July and Allied brands trademarks.
Although assumptions are generally interdependent and do not change in isolation, sensitivities to changes are provided below. Holding all other assumptions in our impairment assessments constant, changes in the assumptions below would reduce fair value of trademarks and result in impairment charges of approximately:

(Millions)	Snyder's of Hanover(1)	Pace(2)	Pacific Foods(2)	Allied brands(1)	Late July(1)
1% increase in the weighted-average cost of capital	$80	$10	$40	$5	$10
1% reduction in revenue growth	$35	$—	$15	$5	$5
1% decrease in royalty rate	$60	$5	$45	$10	$25
____________________________________
(1)Based on 2025 interim impairment testing.
(2)Based on 2024 annual impairment testing.
While the 1% changes in assumptions would not result in impairment charges on our other trademarks, some changes would reduce the excess coverage of fair value over carrying value to less than 10% for the Cape Cod trademark.
The estimates of future cash flows used in impairment testing are made at a point in time, involve considerable management judgment, and are based upon assumptions about expected future operating performance, assumed royalty rates, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The actual cash flows could differ materially from management’s estimates due to changes in business conditions, operating performance and economic conditions, including the potential impact of tariffs. If our assumptions change or market conditions decline, potential impairment charges could result.
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
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 27, 2025 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
b.Changes in Internal Control
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are likely to materially affect, such internal control over financial reporting during the quarter ended April 27, 2025.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 17 to the Consolidated Financial Statements and incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity in the three months ended April 27, 2025 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
1/27/25 - 2/28/25	—	$—	—	$506
3/3/25 - 3/31/25	97,330	$40.19	97,330	$502
4/1/25 - 4/25/25	15,622	$39.79	15,622	$501
Total	112,952	$40.14	112,952	$501
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
Item 5. Other Information
During the quarter ended April 27, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" in accordance with Item 408 of Regulation S-K of the Securities Act.
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
June 2, 2025

THE CAMPBELL'S COMPANY

By:	/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Senior Vice President and Controller