Form 10-K
period 2025-08-03
CAMPBELL'S Co
filed 2025-09-18
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
_________________________________________________________________________________
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Based on the closing price on January 24, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $7,566,297,331. There were 297,992,525 shares of capital stock outstanding as of September 10, 2025.
Documents Incorporated by Reference
Portions of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III.

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
On May 30, 2023, we completed the sale of our Emerald nuts business. On August 26, 2024, we completed the sale of our Pop Secret popcorn business. On February 24, 2025, we completed the sale of our noosa yoghurt business. For additional information on the divestitures, see Note 4 to the Consolidated Financial Statements.
Our operations, including reportable segments, are described below. Our locations, including manufacturing facilities, within each reporting segment are described in Item 2. Properties.
Reportable Segments
Our reportable segments are:
•Meals & Beverages, which consists of soup, simple meals and beverages products in retail and foodservice in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; SpaghettiOs pasta; Campbell’s gravies, beans and dinner sauces; Swanson canned poultry; V8 juices and beverages; Campbell's tomato juice; and as of March 12, 2024, Rao's pasta sauces, dry pasta, frozen entrées, frozen pizza and soups; Michael Angelo’s frozen entrées and pasta sauces; and noosa yogurts. The noosa yoghurt business was sold on February 24, 2025. The segment also includes snacking products in foodservice and Canada; and
•Snacks, which consists of Pepperidge Farm cookies, crackers, fresh bakery and frozen products, including Goldfish crackers, Snyder’s of Hanover pretzels, Lance sandwich crackers, Cape Cod potato chips, Kettle Brand potato chips, Late July snacks, Snack Factory pretzel crisps, and other snacking products in retail in the U.S. The segment also includes the snacking and meals and beverages retail business in Latin America. The segment also included the results of our Pop Secret popcorn business, which was sold on August 26, 2024 and our Emerald nuts business, which was sold on May 30, 2023.
Beginning in 2026, the snacking and meals and beverages retail business in Latin America is managed under our Meals & Beverages segment.
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

Ingredients, Packaging and Finished Products
The ingredients and packaging materials required for the manufacture of our food and beverage products are purchased from various suppliers, substantially all of which are located in North America. We also purchase finished products from domestic and international suppliers. Many of these items are subject to price fluctuations from a number of factors, including but not limited to geopolitical conflicts, shifting global trade policies (including tariffs and retaliatory measures), import and export requirements, product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, supplier capacities, government-sponsored agricultural programs and other government policy, climate change, changes in crop size, cattle cycles, herd and flock disease, crop disease, crop pests, drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients, pandemics or other local or global health issues, environmental and other sustainability regulations and other factors that may be beyond our control. To help reduce some of this price volatility, we use a combination of purchase orders, short- and long-term contracts, inventory management practices, alternative sourcing opportunities, supplier collaboration, various commodity risk management tools for most of our ingredients and packaging and other cost mitigation efforts, as applicable. Ingredient inventories are generally at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only during certain seasons, we make commitments for the purchase of such ingredients in their respective seasons.
During 2025, we experienced some volatility in commodity and supply chain costs, including the costs of labor, raw materials, energy, fuel, packaging materials and finished products, with a moderate impact from tariffs in the fourth quarter. We are unable to predict the extent to which tariffs may impact our ability to source ingredients, packaging materials and finished products in the future, and certain supply pressures may continue throughout 2026. In 2026, we expect more significant cost pressures primarily driven by tariff impacts. We plan to reduce some of these costs and impacts over time through cost savings initiatives, inventory management practices, supplier collaboration, alternative sourcing opportunities, continued supply chain productivity initiatives, surgical pricing actions where necessary and other mitigation efforts.
Customers
In most of our markets, sales and merchandising activities are conducted through our own sales force and/or third-party brokers and distribution partners. Our products are generally resold to consumers through retail food chains, mass discounters, mass merchandisers, club stores, convenience stores, dollar stores, e-commerce and other retail, commercial and non-commercial establishments. Our Snacks segment has a direct-store-delivery distribution model that uses independent contractor distributors.
Our five largest customers accounted for approximately 47% of our consolidated net sales in 2025, 2024, and 2023. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of our consolidated net sales in 2025 and 22% in 2024 and 2023. Both of our reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates. No other customer accounted for 10% or more of our consolidated net sales.
Trademarks and Technology
As of September 10, 2025, we owned over 3,000 trademark registrations and applications in over 150 countries. We believe our trademarks are of material importance to our business. Although the laws vary by jurisdiction, trademarks generally remain valid and can be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and they have not become generic.. We believe that our principal brands, including Campbell's, Cape Cod, Chunky, Goldfish, Kettle Brand, Lance, Late July, Milano, Pace, Pacific Foods, Pepperidge Farm, Prego, Rao's, Snack Factory, Snyder's of Hanover, SpaghettiOs, Swanson, and V8, are protected by trademark law in the major markets where they are used.
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

Capital Expenditures
During 2025, our aggregate capital expenditures were $426 million. We expect to spend approximately $420 million for capital projects in 2026. Major capital projects based on planned spend in 2026 include network optimization for both our Meals & Beverages and Snacks businesses, information technology projects and wastewater initiatives. We estimate that approximately $35 million of the capital expenditures anticipated during 2026 will be for upgrades to our Napoleon, Ohio wastewater treatment facility, with another approximately $20 million for other network wastewater initiatives.
Government Regulation
The manufacture and sale of consumer food products is highly regulated. In the U.S., our activities are subject to regulation by various federal government agencies, including the Food and Drug Administration (FDA), the Department of Agriculture, the Federal Trade Commission, the Department of Labor, the Department of Commerce, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as various state and local agencies. Our business is also regulated by similar agencies outside of the U.S. Additionally, we are subject to food ingredients regulations (including but not limited to Food, Drug, and Cosmetic Act (FD&C) colors), labeling and packaging regulations (including but not limited to extended producer responsibility (EPR) regulations), data privacy and security regulations, tax and securities regulations, import regulations, accounting and reporting standards, and other financial laws and regulations. We believe that we are in compliance with current laws and regulations in all material respects and do not expect that continued compliance with such laws and regulations will have a material effect on capital expenditures, earnings or our competitive position.
Environmental Matters
Of our $426 million in capital expenditures made during 2025, approximately $26 million were for compliance with environmental laws and regulations in the U.S. We further estimate that approximately $35 million of the capital expenditures anticipated during 2026 will be for upgrades to our Napoleon, Ohio wastewater treatment facility, with another approximately $20 million for other network wastewater initiatives. Additionally, we anticipate spending approximately $6 million for compliance with U.S. environmental laws and regulations during 2026. We believe that the continued compliance with existing environmental laws and regulations (both within the U.S. and elsewhere) will not have a material effect on capital expenditures, earnings or our competitive position. In addition, we continue to monitor existing and pending environmental laws and regulations within the U.S. and elsewhere relating to climate change, greenhouse gas emissions, energy and sustainability, including EPR laws and regulations. While the impact of these laws and regulations cannot be predicted with certainty, we do not believe that compliance with these laws and regulations will have a material effect on capital expenditures, earnings or our competitive position. See Note 18 to the Consolidated Financial Statements for additional information regarding certain environmental matters.
Seasonality
Demand for soup products is seasonal, with the fall and winter months usually accounting for the highest sales volume. Demand for our other products is generally evenly distributed throughout the year.
Human Capital Management
One of the four pillars of our strategic framework is to build a Top Team. To do this, we are committed to building a company where everyone is valued and supported to do their best work. We believe that our employees are the driving force behind our success. Prioritizing attracting, developing and retaining world-class talent and cultivating a culture of belonging embodies our purpose, Connecting people through food they love. This approach also aligns with our Employee Value Proposition, Make history with Campbell’s, to enhance our focus on building a winning team and culture. In accordance with our purpose and Employee Value Proposition, we have brought together all of our corporate team members from our Snacks offices in Charlotte, North Carolina and Norwalk, Connecticut to our headquarters in Camden, New Jersey. This move has helped to foster closer collaboration and enhance decision-making, thereby enabling us to execute our business strategy. We have also invested in other work experiences and wellness areas in our field locations. On August 3, 2025, we had approximately 13,700 full-time and part-time employees.
Training, Development and Engagement
We invest in our employees through training and development programs to support our culture of continuous learning. Our developmental programs allow employees to focus on timely and topical development areas including leadership excellence, change management and functional capabilities. We communicate frequently and transparently with our employees through regular company-wide and business unit check-ins, and we conduct employee engagement surveys that provide our employees with an opportunity to share anonymous feedback with management in a variety of areas including confidence in leadership, growth and career opportunities, alignment of work and overall engagement.

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
We provide a workplace that develops, supports and motivates our people. Our Ways to Well-being Strategy provides information, education tools and resources to drive engagement and to help support our employees' physical, financial, professional, social and emotional well-being. As part of this focus on well-being, we emphasize the need for our employees to embrace healthy lifestyles and we offer a variety of wellness education opportunities for our employees. We continue to modernize our workspaces and have a hybrid work policy to allow office-based employees to work remotely several days per week.
Websites
Our primary corporate website can be found at www.thecampbellscompany.com. We make available free of charge at the Investors portion of this website (under the "Financials—SEC Filings" caption) all of our reports (including amendments) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission (SEC).
All websites appearing in this Annual Report on Form 10-K are inactive textual references only, and the information in, or accessible through, such websites is not incorporated into this Annual Report on Form 10-K, or into any of our other filings with the SEC.
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
Global macroeconomic conditions can be uncertain and volatile. We have in the past been, and may continue to be, adversely affected by changes in global macroeconomic conditions, including geopolitical conflicts, global supply chain challenges (including imposed and threatened tariffs by the U.S. and reciprocal tariffs by its trading partners), inflation, consumer spending patterns, recession, rising interest rates, energy availability and costs, labor shortages, pandemics or other local or global health issues. Volatility in financial markets and deterioration of global macroeconomic conditions could impact our business and results of operations in a number of ways, including but not limited to, the following:
•higher commodity prices and other increased input costs could continue due to supply chain shortages or supply chain disruptions, which may not be sufficiently mitigated;
•the scope, timing and duration of tariffs on imports and exports and any retaliatory measures on U.S. goods remain uncertain and could impact our business;
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
•a disruption to our distribution capabilities or our distribution channels, including those of our suppliers, contract manufacturers, logistics service providers or independent distributors; and
•future volatility or disruption in the financial markets could negatively impact our liquidity or increase costs of borrowing.
These and other impacts of global macroeconomic conditions could also heighten many of the other risk factors discussed in this Item 1A, or in other reports we periodically file with the SEC. Our sensitivity to global macroeconomic conditions could materially impact our business, results of operations, financial condition, and liquidity.
Changes in global trade policies, including imposed and threatened tariffs by the U.S. and reciprocal tariffs by its trading partners, remain uncertain and could impact our financial condition or results of operations.
The current U.S. presidential administration has announced a wide range of tariffs on certain ingredients, inputs and imports from many countries, including Canada, Mexico, members of the European Union and the United Kingdom. The imposition of such tariffs have resulted in increased costs, including on ingredients, packaging, such as tinplate steel used to make cans, and other materials used to produce and distribute our products, and on finished products that we import. We are continuing to monitor the rapidly evolving tariff and global trade policies and are working with our suppliers to mitigate potential impacts on our business. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as recent legal challenges to the U.S.'s imposition of tariffs, negotiations between the U.S. and affected countries, the responses of other countries or regions, relief that may be granted, availability and cost of alternative sources of supply and demand for our products in affected markets. The uncertainty of the tariffs, including a potential increase in input costs and decrease in demand for our products, could heighten the other risks factors and uncertainties discussed in this Item 1A, or in other reports we periodically file with the SEC, and impact our financial condition or results of operations. Furthermore, our competitors may be less exposed to tariff impacts or in a better position to mitigate the increased costs of tariffs.
We may not be able to increase prices or sustain price increases to fully offset inflationary pressures on costs, such as raw and packaging materials, finished products, labor and distribution costs.
As a manufacturer of food and beverage products, we rely on plant labor, distribution resources and raw and packaging materials including tomatoes, tomato paste, grains, beef, poultry, dairy, olive oil, vegetable oil, wheat, potatoes and other vegetables, steel, aluminum, glass, paper and resin. We also purchase finished products from domestic and international suppliers. Many of these items are subject to price fluctuations from a number of factors, including but not limited to geopolitical conflicts, shifting global trade policies (including tariffs and retaliatory measures), import and export requirements, product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, supplier capacities, government-sponsored agricultural programs and other government policy, climate change, changes in crop size, cattle cycles, herd and flock disease, crop disease, crop pests, drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients, pandemics or other local or global health issues, environmental and other sustainability regulations and other factors that may be beyond our control.
We try to mitigate some or all cost increases through increases in the selling prices of, or decreases in the packaging sizes of, some of our products. Higher product prices or smaller packaging sizes may result in reductions in sales volume. Consumers may be less willing to pay a price differential for our branded products and may increasingly purchase private label or other lower-priced offerings, or may forego some purchases altogether, during an economic downturn or times of increased inflationary pressure. To the extent that price increases or packaging size decreases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume or a shift in sales mix to private label or other lower-margin offerings, our business results and financial condition may be adversely affected. Furthermore, we may not be able to fully offset cost increases through productivity initiatives or through our commodity hedging activity.
During 2025, we experienced some volatility in commodity and supply chain costs, including the costs of labor, raw materials, energy, fuel, packaging materials and finished products, with a moderate impact from tariffs in the fourth quarter. In 2026, we expect more significant cost pressures primarily driven by tariff impacts. We plan to reduce some of these costs and impacts over time through cost savings initiatives, inventory management practices, supplier collaboration, alternative sourcing opportunities, continued supply chain productivity initiatives, surgical pricing actions where necessary and other mitigation efforts. If we cannot effectively mitigate these costs, our results could be adversely impacted.

Disruption to our supply chain could adversely affect our business.
Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing, warehousing or distribution capabilities, or to the capabilities of our suppliers, contract manufacturers, logistics service providers or independent distributors. This damage or disruption could result from execution issues, as well as factors that are hard to predict or beyond our control such as changing trade policies, geopolitical conflicts, product or raw material scarcity, disruptions in logistics, supplier capacity constraints, increased temperatures due to climate change, water stress, extreme weather events, natural disasters, fire, terrorism, pandemics or other local or global health issues, strikes, labor shortages, cybersecurity breaches, government shutdowns or other events. Commodity prices continue to be volatile. Production of the agricultural commodities used in our business may also be adversely affected by drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients, crop size, cattle cycles, herd and flock disease, crop disease and crop pests. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business or financial results, particularly in circumstances when a product is sourced from a single supplier or location or produced at a single location. For example, the substantial majority of our Rao’s tomato-based sauce products are produced by a third-party contract manufacturer at a single facility in Italy and the remainder of our Rao’s tomato-based sauce products are produced at a single facility in the U.S. If a dispute arises with such contract manufacturer, or if the contract manufacturer experiences financial, operational or other issues, we may be required to make alternative arrangements to produce Rao’s tomato-based sauce products, such as assuming manufacturing operations on our own or finding one or more alternative contract manufacturing arrangements, which could be costly or time-consuming. In addition, disputes with significant suppliers, contract manufacturers, logistics service providers or independent distributors, including disputes regarding pricing, performance or production, may also adversely affect our ability to manufacture and/or sell our products, as well as our business or financial results.
Our results may be adversely affected by our inability to complete or realize the projected benefits of acquisitions, divestitures and other strategic transactions.
We have historically made strategic acquisitions and divestitures of brands and businesses and we may undertake additional acquisitions, divestitures or other strategic transactions in the future. Our ability to meet our objectives with respect to acquisitions, divestitures and other strategic transactions may depend, as applicable, on our ability to identify suitable acquisition targets, buyers or counterparties; negotiate favorable financial and other contractual terms; obtain all necessary regulatory approvals on the terms expected; and complete those transactions. If we are unable to complete acquisitions, divestitures or other strategic transactions or successfully integrate and develop acquired businesses or divest existing businesses, including, as applicable, the effective management of such activities, we could fail to achieve the anticipated synergies, cost savings, or increases in revenues and operating results. Additional risks include the diversion of management attention from our existing business or other business concerns, potential loss of key employees, suppliers, or customers from the acquired or divested businesses, assumption of unknown risks and liabilities, greater than anticipated operating costs of the acquired business, the inability to promptly implement an effective control environment, risks inherent in entering markets or lines of business with which we have limited or no prior experience, the inability to separate divested businesses or business units effectively and efficiently from our existing business operations, and the inability to reduce or eliminate associated overhead costs. Any of these factors, and our inability to complete or realize the projected benefits of future acquisitions, divestitures or other strategic transactions, could have a material adverse effect on our business or financial results.
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
We have a number of iconic brands with significant value. Maintaining and continually enhancing the value of these brands is critical to the success of our business. Brand value is primarily based on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products, packaging, waste management, ingredients, or our environmental, social, human capital or governance practices, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, consumer trends emphasizing health and wellness, or the products becoming unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us, our brands, products or packaging on social or digital media could seriously damage our brands and reputation. In addition, we might fail to appropriately target our marketing efforts, anticipate consumer preferences, or invest sufficiently in maintaining our brand image. If we do not maintain the favorable perception of our brands, our results could be adversely impacted.
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
New and emerging technologies, including artificial intelligence, that could result in greater operational efficiency may further expose our computer systems to the risk of cyberattacks. Our initiatives to continue to modernize our operations, increase data digitalization and improve our production facilities may increase potential exposure to cybersecurity risks and increase the complexity of our cybersecurity program. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. We may incur increased costs in protecting against or remediating cyberattacks or other cyber incidents. As cyberattacks increase in frequency and magnitude around the world, we may be unable to obtain cybersecurity insurance in the amounts and on the terms we view as appropriate and favorable for our operations.
To address the risks to our information technology systems and the associated costs, we maintain an information security program that includes updating technology and security policies, cybersecurity insurance, employee awareness training and monitoring and routine testing of our information technology systems. We believe that these preventative and detective actions provide adequate measures of protection against security breaches, generally reduce our cybersecurity risks and enhance our ability to prevent, detect and respond to disruptive events. Our information security program includes capabilities designed to evaluate and mitigate cyber risks arising from third-party service providers. We believe that these capabilities provide insights and visibility to the security posture of our third-party service providers; however, cyber threats to those organizations are beyond our control. If these service providers do not perform effectively due to breach or system failure, we may not be able to achieve the expected benefits, and our business may be disrupted.

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
Over the past few years, particularly related to certain segments of manufacturing, we have experienced an increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base, as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected.
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
We operate in the highly competitive food and beverage industry mainly in the North American market and experience competition in all of our categories. The principal areas of competition are brand recognition, taste, nutritional value, price, promotion, innovation, shelf space and customer service. A number of our primary competitors are larger than us, may be less exposed to tariff impacts, and have substantial financial, marketing and other resources, and some of our competitors may spend more aggressively on advertising and promotional activities than we do. Attractive pricing, product placement and visibility, securing new retailers, and maintaining or increasing shelf space for our products may also affect our ability to remain competitive. Even if we obtain our desired product visibility and shelf space, we may not achieve retailers’ sales expectations, which could cause these retailers to reduce shelf space for our products. In addition, reduced barriers to entry and easier access to funding are creating new competition. A strong competitive response from one or more of these competitors to our marketplace efforts, or a continued shift towards private label offerings, particularly during periods of economic uncertainty or significant inflation, could result in us reducing prices and/or increasing promotions, increasing marketing or other expenditures, each of which may result in lower sales and/or margins.
Our ability to compete also depends upon our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. If we do not succeed in offering products that consumers want to buy, our sales and market share will decrease, resulting in reduced profitability. If we are unable to accurately predict which shifts in consumer preferences will be long-lasting, or are unable to introduce new and improved products to satisfy those preferences, our sales will decline. Weak economic conditions, recessions, significant inflation, government regulation (including in the health and wellness space) and other factors, such as pandemics, could affect consumer preferences and demand. In addition, given the variety of backgrounds and identities of consumers in our consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences. As such, we must be successful in developing innovative products across a multitude of product categories. We must also be able to respond successfully to technological advances (including artificial intelligence and machine learning, which may become critical in interpreting consumer preferences in the future) and intellectual property rights of our competitors, and failure to do so could compromise our competitive position and negatively impact our product sales. Finally, if we fail to rapidly develop products in faster-growing and more profitable categories, we could experience reduced demand for our products, or fail to expand margins.
We may be adversely impacted by a changing customer landscape and the increased significance of some of our customers.
Our businesses are largely concentrated in the traditional retail grocery trade, which has experienced slower growth than other retail channels, such as dollar stores, club stores and e-commerce retailers. We expect this trend away from traditional retail grocery to alternate channels to continue in the future. These alternative retail channels may also create consumer price deflation, affecting our retail customer relationships and presenting additional challenges to increasing prices in response to commodity or other cost increases. In addition, retailers with increased buying power and negotiating strength are seeking more favorable terms, including increased promotional programs and customized products funded by their suppliers. These customers may also use more of their shelf space for their private label products, which are generally sold at lower prices than branded products. If we are unable to use our scale, marketing, product innovation and category leadership positions to respond to these customer dynamics, our business or financial results could be adversely impacted.
In 2025, our five largest customers accounted for approximately 47% of our consolidated net sales, with the largest customer, Wal-Mart Stores, Inc. and its affiliates, accounting for approximately 21% of our consolidated net sales. There can be no assurance that our largest customers will continue to purchase our products in the same mix or quantities, or on the same terms as in the past. Disruption of sales to any of these customers, or to any of our other large customers, for an extended period of time could adversely affect our business or financial results.
Financial and Economic Risks
An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could adversely affect our financial results and net worth.
As of August 3, 2025, we had goodwill of $4.991 billion and other indefinite-lived intangible assets of $3.678 billion. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized, but are tested for impairment at least annually in the fourth quarter or more frequently if impairment indicators arise. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the unit's fair value. Similarly, we test indefinite-lived intangible assets by comparing the fair value of the assets to their carrying values. Fair value for both goodwill and other indefinite-lived intangible assets is determined based on discounted cash flow analyses. If the carrying values of the reporting unit or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired. Factors that could result in an impairment include the impact of tariffs and a change in revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions or assumed royalty rates. See “Critical Accounting Estimates” and Note 6 to the Consolidated Financial Statements for information on impairment charges recognized in 2024 and 2025. If current expectations for growth rates for sales and profits are not met, or other market factors and macroeconomic conditions were to change, we may be required in the future to record impairment of the carrying value of goodwill or other indefinite-lived intangible assets, which could adversely affect our financial results and net worth.
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
We face risks related to inflation, recession, financial market disruptions and other economic conditions.
Customer and consumer demand for our products may be impacted by weak economic conditions, recession, equity market volatility or other negative economic factors in the U.S. or other nations. For instance in 2025, the U.S. experienced elevated inflationary pressures. In 2026, we may continue to experience elevated inflationary pressures and may not be able to fully mitigate the impact of inflation through continued price increases, productivity initiatives and cost savings, which could have a material adverse effect on our financial results. In addition, if the U.S. economy enters a recession in 2026, we may experience sales declines and may have to decrease prices, all of which could have a material adverse impact on our financial results.
Similarly, disruptions in financial markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors and might cause us to not be able to continue to have access to preferred sources of liquidity when needed or on terms we find acceptable, and our borrowing costs could increase. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets may have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties to our derivative contracts. In addition, changes in tax or interest rates in the U.S. or other nations, whether due to recession, economic disruptions or other reasons, may adversely impact us.
We may be adversely impacted by our substantial indebtedness.
As of August 3, 2025, we maintained approximately $6.857 billion of indebtedness, and this level of indebtedness may have important consequences to our business, including but not limited to:
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
Disruptions in the commercial paper market or other effects of volatile economic conditions on the financial markets may also reduce the amount of commercial paper that we can issue and raise our borrowing costs for both short- and long-term debt offerings. There can be no assurance that we will have access to the financial markets on terms we find acceptable. Limitations on our ability to access the financial markets, a reduction in our liquidity or an increase in our borrowing costs may adversely affect our business and financial results.
Legal and Regulatory Risks
We may be adversely impacted by legal and regulatory proceedings or claims.
We are a party to a variety of legal and regulatory proceedings and claims arising out of the normal course of business. See Note 18 to the Consolidated Financial Statements for information regarding certain legal proceedings. Since these actions are inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such proceedings or claims, or that our assessment of the materiality or immateriality of these matters, including any reserves taken in connection with such matters, will be consistent with the ultimate outcome of such proceedings or claims. The manufacture and marketing of food products has come under increased scrutiny in recent years, and the food industry has been subject to changes in laws and regulations at the state and federal levels and an increasing number of proceedings and claims relating to alleged false or deceptive marketing under federal, state and foreign laws or regulations. In light of recent actions by the United States Department of Health and Human Services, FDA and states, we anticipate continued legislative and regulatory developments with respect to food ingredients, labeling and packaging at the state and federal levels, along with related changes in consumer expectations and behavior. In April 2025, the FDA called on industry to phase out all “petroleum-based synthetic dyes” from the nation’s food supply, and in May 2025, the Make America Healthy Again (MAHA) Commission published an assessment report discussing factors contributing to chronic childhood disease including diet, environmental exposure, lack of physical activity and healthcare. The MAHA Commission transmitted its strategy report, setting forth certain recommendations for addressing chronic childhood disease, to the President in August 2025 and publicly released it in September 2025. While the effects of all of these proposals remain uncertain at this time, we are continuing to monitor changes to laws and regulations that affect the food industry and evaluate their impact on our business, financial condition and results of operations.
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
The manufacture and marketing of food products is extensively regulated. Various laws and regulations govern the processing, ingredients (including but not limited to FD&C colors), packaging (including but not limited to potential impacts of EPR regulations and laws), waste management, storage, distribution, marketing, advertising, labeling, import/export requirements, quality and safety of our food products, as well as the health and safety of our employees and the protection of the environment. In the U.S., we are subject to regulation by various federal government agencies, including but not limited to the FDA, the Department of Agriculture, the Federal Trade Commission, the Department of Labor, the Department of Commerce, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as various state and local agencies. We are also regulated by similar agencies outside the U.S. See Note 18 to the Consolidated Financial Statements for additional information regarding regulatory matters.
Governmental and administrative bodies within the U.S. have made a variety of tax, trade and other regulatory reforms. Trade reforms include tariffs on certain materials used in the manufacture of our products and tariffs on certain finished products. For a discussion of certain risks and uncertainties of tariff impacts on our financial condition or results of operations, see Item 1A - Business and Operational Risks - Changes in global trade policies, including imposed and threatened tariffs by the U.S. and reciprocal tariffs by its trading partners, remain uncertain and could impact our financial condition or results of operations.
We also regularly move data across national and state borders to conduct our operations and, consequently, are subject to a variety of laws and regulations in the U.S. and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. There is significant uncertainty with respect to compliance with such privacy and data protection laws and regulations because they are continuously evolving and developing and may be interpreted and applied differently from country to country and state to state and may create inconsistent or conflicting requirements.
Changes in legal or regulatory requirements (such as but not limited to new food safety requirements and revised regulatory requirements for the labeling of nutrition facts, serving sizes and genetically modified ingredients or new EPR regulations and laws), evolving interpretations of existing legal or regulatory requirements, or an increased focus regarding environmental policies relating to climate change, climate reporting, regulating greenhouse gas emissions, energy policies and sustainability, may result in increased compliance cost, capital expenditures and other financial obligations that could adversely affect our business and financial results.
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

There is an increased focus by regulatory and legislative bodies regarding environmental policies relating to climate change, climate reporting, regulating greenhouse gas emissions (including carbon pricing regulations, cap and trade systems or a carbon tax), energy policies and sustainability. Increased compliance costs and expenses due to the impacts of climate change and additional legal or regulatory requirements regarding climate change that are designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment may cause disruptions in, or an increase in the costs associated with, the running of our manufacturing facilities and our business, as well as increase distribution and supply chain costs. Moreover, compliance with any such legal or regulatory requirements may require us to make significant changes in our business operations and strategy, which will likely require us to devote substantial time and attention to these matters and cause us to incur additional costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties or potential litigation if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The physical effects and transitional costs of climate change and legal, regulatory or market initiatives to address climate change could have a long-term adverse impact on our business, financial condition and results of operations.
Our business is subject to an increasing focus on sustainability matters.
From time to time we establish and publicly announce sustainability goals and commitments, including reducing our impact on the environment and relating to animal welfare. For example, we established science-based targets for Scope 1, 2 and 3 greenhouse gas emissions. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, the pace of changes in technology and its market availability, the availability of requisite financing, the availability of suppliers and products that can meet our sustainability and other standards, and changing business dynamics including acquisitions. Furthermore, standards for tracking and reporting such matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting these data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations (including from acquisitions and divestitures), and other changes in circumstances, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If we fail to achieve, or are perceived to have failed to achieve or have been delayed in achieving, or improperly report our progress toward achieving these goals and commitments, it could negatively affect consumer or customer preference for our products or investor confidence in our stock, as well as expose us to enforcement actions and litigation.
Additionally, we might fail to effectively address increased attention from the media, stockholders, activists and other stakeholders on climate change and other environmental sustainability matters or animal welfare goals, including attention from stakeholders with opposing views on such matters. Such failure, or the perception that we have failed to act responsibly regarding climate change or animal welfare, whether or not valid, could result in adverse publicity and negatively affect our business and reputation.
Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by ongoing geopolitical conflicts.
The global economy has been negatively impacted by ongoing geopolitical conflicts, including the military conflicts between Russia and Ukraine, the conflicts in the Middle East, as well as tensions between China and Taiwan. For instance, governments in the U.S., United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we have no operations in Russia, Ukraine, the Middle East, China or Taiwan, we have experienced shortages in materials and increased costs for transportation, energy and raw material due in part to the negative impact of these ongoing geopolitical conflicts on the global economy. The scope and duration of such conflicts are uncertain, rapidly changing and hard to predict. Further escalation of these geopolitical conflicts, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflicts could also heighten many of the other risk factors discussed in this Item 1A, or in other reports we periodically file with the SEC.
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
Our cybersecurity risk management strategy includes the use of cybersecurity insurance that provides protection against certain potential losses arising from certain cybersecurity incidents; however, such insurance may not insure us against all claims related to security breaches, cyberattacks and other related breaches. The company has previously experienced threats and breaches to its data and systems but has not experienced a breach that had a material impact on its operations or business and has not incurred any material breach-related expenses for the last three years that are reasonably likely to materially affect the company or its business strategy, results of operations or financial condition. However, as discussed in “Item 1A. Risk Factors,” specifically the risks under the heading, “We may be adversely impacted by a disruption, failure or security breach of our information technology systems,” cyber threats are constantly evolving and becoming more frequent and sophisticated. Accordingly, no matter how well designed or implemented the company’s information security policies and procedures are, there can be no assurance that these policies and procedures will prevent or limit the impact of a cybersecurity incident.
Cybersecurity Governance
We have established oversight mechanisms intended to provide effective cybersecurity governance, risk management, and timely incident response. Our Board, in coordination with the Audit Committee, oversees the company’s ERM process, including the management of risks arising from cybersecurity threats.
Our Board annually reviews assessments of our information security program under the NIST CSF. It receives benchmarking results of our data security effectiveness and reports from our Chief Digital & Technology Officer (CDTO) and Chief Information Security Officer (CISO) on our information security program and recent developments. Our Board has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee. To fulfill its oversight responsibilities, the Audit Committee reviews the measures implemented by the company to identify and mitigate cybersecurity risks and receives quarterly updates from our CDTO and CISO on the information security program, including the status of significant cybersecurity incidences, the emerging threat landscape, and the status of projects to strengthen the company’s information security posture. The Audit Committee regularly reports to the Board on cybersecurity matters. In addition, we have a crisis management plan and protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the company and, where appropriate, reported promptly to the Audit Committee or Board, with ongoing updates regarding any such incident until it has been addressed. Our risk oversight processes and disclosure controls and procedures are designed to escalate key risks for the Board to analyze for disclosure purposes.
Our CDTO, a member of our corporate leadership team, oversees the team responsible for leading the enterprise-wide information technology strategy, policy, standards, architecture, and processes. Our CISO, who reports to the CDTO, oversees the dedicated information security team, which works in partnership with the company’s ERM team and corporate audit department as well as consultants as part of an overall internal controls process to monitor cybersecurity threats and prevent, detect, mitigate and remediate cybersecurity incidents. The CDTO has over 30 years of information technology experience, including serving in strategic planning, oversight and global operation of information systems and technology functions for companies in the consumer packaged goods industry. The CISO has over 25 years of information technology experience, including strategy, execution, and operations of enterprise-wide security programs, including cybersecurity programs, and global information technology infrastructure programs.
Item 2. Properties
Our principal executive offices are company-owned and located in Camden, New Jersey. The following table sets forth our principal manufacturing facilities and the reportable segment that primarily uses each of the facilities:
Inside the U.S.

Arizona	Massachusetts	Pennsylvania
Goodyear (S)	Hyannis (S)	Denver (S)
California	North Carolina	Downingtown (S)
Dixon (MB)	Charlotte (S)	Hanover (S)
Stockton (MB)	Maxton (MB)	Texas
Connecticut	Ohio	Austin (MB)
Bloomfield (S)	Ashland (S)	Paris (MB)
Florida	Napoleon (MB)	Utah
Lakeland (S)	Willard (S)	Richmond (S)
Illinois	Oregon	Wisconsin
Downers Grove (S)	Salem (S)	Beloit (S)
Indiana	Tualatin (MB)	Franklin (S)
Jeffersonville (S)		Milwaukee (MB)

______________________________
MB - Meals & Beverages
S - Snacks
Each of the foregoing manufacturing facilities is company-owned, except the Tualatin, Oregon and Austin, Texas facilities, which are leased. We also maintain principal business unit offices in Doral, Florida; Hanover, Pennsylvania; and Mississauga, Canada.
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
Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The section below provides information regarding our executive officers as of September 10, 2025:

Name, Present Title & Business Experience	Age	Year First Appointed Executive Officer
Carrie L. Anderson, Executive Vice President and Chief Financial Officer. Executive Vice President and Chief Financial Officer, Integra LifeSciences Holdings Corporation (2019-2023).	56	2023
Mick J. Beekhuizen, President and Chief Executive Officer. We have employed Mr. Beekhuizen in an executive or managerial capacity for at least five years.	49	2020
Charles A. Brawley, III, Executive Vice President, General Counsel and Corporate Secretary. We have employed Mr. Brawley in an executive or managerial capacity for at least five years.	60	2023
Risa Cretella, Executive Vice President and President, Meals & Beverages. Executive Vice President, General Manager of Rao’s, Sovos Brands, Inc. (2018-2024).	46	2025
Elizabeth M. Duggan, Executive Vice President and President, Snacks. We have employed Ms. Duggan in an executive or managerial capacity for at least five years.	45	2025
Diane Johnson May, Executive Vice President and Chief People and Culture Officer. Senior Vice President, People and Culture, Manpower Group (2020-2021). Executive Vice President, Chief Human Resources Officer, Brookdale Senior Living (2019-2020).	66	2022
Janda K. Lukin, Executive Vice President and Chief Growth Officer. We have employed Ms. Lukin in an executive or managerial capacity for at least five years.	52	2025
Daniel L. Poland, Executive Vice President and Chief Enterprise Transformation Officer. Chief Operating Officer, KIND Snacks (2019-2021).	62	2022
Anthony J. Sanzio, Executive Vice President and Chief Communications Officer. We have employed Mr. Sanzio in an executive or managerial capacity for at least five years.	57	2022

PART II
Item 5. Market for Registrant’s Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Capital Stock
Our capital stock is traded on The Nasdaq Stock Market LLC under the symbol "CPB." On September 10, 2025, there were 13,902 holders of record of our capital stock.
Return to Shareholders* Performance Graph
The information contained in this Return to Shareholders Performance Graph section shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the Securities and Exchange Commission (SEC), or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), except to the extent we specifically incorporate it by reference into a document filed under the Securities Exchange Act of 1933, as amended (the Securities Act), or the Exchange Act.
The following graph compares the cumulative total shareholder return (TSR) on our stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (the S&P 500) and the Standard & Poor’s Packaged Foods Index (the S&P Packaged Foods Group). The graph assumes that $100 was invested on July 31, 2020, in each of our stock, the S&P 500 and the S&P Packaged Foods Group, and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 3, 2025.

250
225
200
175
150
125
100
75
50
25
0
DOLLARS
2020
2021
2022
2023
2024
2025
Campbell
S&P 500
S&P Packaged Foods Group

* Stock appreciation plus dividend reinvestment.

	2020	2021	2022	2023	2024	2025
Campbell	100	91	106	102	107	77
S&P 500	100	136	130	147	177	205
S&P Packaged Foods Group	100	107	121	127	114	107

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions)(3)
4/28/25 - 5/30/25	—	$—	—	$501
6/2/25 - 6/30/25	55,956	$33.44	55,956	$499
7/1/25 - 8/1/25	—	$—	—	$499
Total	55,956	$33.44	55,956	$499
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
In 2025, we continued to advance our key strategic initiatives in a dynamic operating environment marked by shifting global trade policies, increased regulatory activity, consumer behavior shifts, commodity cost fluctuations and other global macroeconomic challenges. During 2025, we experienced elevated cost inflation and other supply chain costs, which were mostly offset by improvements in our supply chain productivity and benefits from our cost savings initiatives. In 2026, we expect more significant cost pressures primarily driven by tariff impacts. We plan to reduce some of these costs and impacts over time through cost savings initiatives, inventory management practices, supplier collaboration, alternative sourcing opportunities, continued supply chain productivity initiatives, surgical pricing actions where necessary and other mitigation efforts. We will continue to evaluate the dynamic macroeconomic environment to take action to mitigate the impact on our business, financial condition and results of operations.
Strategy
Our strategy is built around four pillars that position us to achieve Top-Tier Performance for our shareholders, as further discussed below.
•Top Team: We plan to deliver for our people by continuing to cultivate a highly engaged culture to attract, grow and retain top talent. This includes investing in leadership and development programs and elevating commercial capabilities that will help us grow. We are driving organizational engagement, belonging and effectiveness through our

Employee Value Proposition, Make history with Campbell’s, and modernizing our facilities. We have completed the consolidation of our Snacks offices into Camden, New Jersey. Our single headquarters has helped to foster closer collaboration and enhance decision-making, thereby improving our ability to execute on our business strategy.
•Best Portfolio: We believe in delivering for our consumers through consumer-focused marketing efforts and increased leadership brand support. We have created a Growth Office to support our two divisions and to expand our consumer-led innovations. We believe that we are well-positioned as a transformative category leader with an advantaged portfolio of brands across our Meals & Beverages and Snacks segments. We will support our Best Portfolio priority and accelerate our profitable growth model by growing market share and driving integrated business planning programming throughout the company.
•Winning Execution: We will focus on delivering for our customers by advancing strategic retailer relationships and continuing to optimize our manufacturing and distribution network, with a focus on digitization, logistics and distribution expertise. In September 2024, we announced plans to implement new cost savings initiatives with targeted annual savings of approximately $250 million by the end of 2028. On September 3, 2025, we increased the estimate of annual ongoing savings, once all phases are implemented, to approximately $375 million by the end of 2028. See "Restructuring Charges, Cost Savings Initiatives and Other Optimization Initiatives" for additional information on these initiatives.
•Lasting Impact: Finally, we plan to continue to deliver for our communities with continued progress on our sustainability and community goals and strengthening our connection to the communities in which we operate.
Business Trends
Our industry continues to navigate a dynamic operating and regulatory environment driven by commodity cost volatility, supply chain pressures, tariffs and shifting global trade policies and other economic uncertainties, as well as evolving consumer purchasing and spending patterns.
Our strategy is designed, in part, to capture growing consumer preferences for value and convenience. We expect consumers to continue to seek at-home cooking solutions and stretchable meals. We also believe that consumers are making more intentional decisions in snacking, in terms of health and wellness and seeking indulgences.
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
Tariffs on certain ingredients, inputs and imports from many countries, including Canada, Mexico, members of the European Union and the United Kingdom have resulted in increased costs, including on ingredients, packaging, such as tinplate steel used to make cans and other materials used to produce and distribute our products and on finished products that we import. We are continuing to monitor the rapidly evolving tariff and global trade policies and are working with our suppliers to mitigate potential impacts on our business. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as recent legal challenges to the U.S.'s imposition of tariffs, negotiations between the U.S. and affected countries, the responses of other countries or regions, relief that may be granted, availability and cost of alternative sources of supply and demand for our products in affected markets.
In addition, in light of recent actions by the United States Department of Health and Human Services, Food and Drug Administration (FDA) and states, we anticipate continued legislative and regulatory developments with respect to food ingredients, labeling and packaging at the state and federal levels, along with related changes in consumer expectations and behavior. In April 2025, the FDA called on industry to phase out all “petroleum-based synthetic dyes” from the nation’s food supply, and in May 2025, the MAHA Commission published an assessment report discussing factors contributing to chronic childhood disease including diet, environmental exposure, lack of physical activity and healthcare. The MAHA Commission transmitted its strategy report, setting forth certain recommendations for addressing chronic childhood disease, to the President in August 2025 and publicly released it in September 2025. While the effects of all of these proposals remain uncertain at this time, we are continuing to monitor changes to laws and regulations that affect the food industry and evaluate their impact on our business, financial condition and results of operations.
In 2026, we expect significant cost pressures primarily driven by tariff impacts that could negatively impact our business, financial condition and results of operations. We will continue to evaluate the dynamic macroeconomic environment to take action to mitigate such impacts.

Business Acquisition & Divestitures
On March 12, 2024, we completed the acquisition of Sovos Brands, Inc. (Sovos Brands) for total purchase consideration of $2.899 billion. For additional information on the Sovos Brands acquisition, see Note 3 to the Consolidated Financial Statements. All references to the acquisition below refer to the Sovos Brands acquisition.
On May 30, 2023, we completed the sale of our Emerald nuts business. On August 26, 2024, we completed the sale of our Pop Secret popcorn business. On February 24, 2025, we completed the sale of our noosa yoghurt business. For additional information on the divestitures, see Note 4 to the Consolidated Financial Statements.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.
There were 53 weeks in 2025 and 52 weeks in 2024 and 2023.
•Net sales increased 6% in 2025 to $10.253 billion primarily due to an 8-point benefit from the acquisition of Sovos Brands and a 2-point benefit from the 53rd week, partially offset by the impact of divestitures, unfavorable volume/mix and lower net price realization.
•Gross profit, as a percent of sales, decreased to 30.4% in 2025 from 30.8% a year ago. The decrease was primarily due to higher cost inflation and other supply chain costs and unfavorable net price realization, partially offset by the benefits from supply chain productivity improvements.
•Earnings per share were $2.01 in 2025, compared to $1.89 a year ago. The current year included expenses of $.97 per share and the prior year included expenses of $1.19 per share from items impacting comparability as discussed below.
Net Earnings attributable to The Campbell's Company - 2025 Compared with 2024
The following items impacted the comparability of net earnings and net earnings per share:
•We implemented several cost savings initiatives in recent years. In 2025, we recorded Restructuring charges of $24 million and implementation costs and other related costs of $41 million in Administrative expenses, $32 million in Cost of products sold, $4 million in Marketing and selling expenses and $3 million in Research and development expenses related to these initiatives. In 2024, we recorded Restructuring charges of $17 million and implementation costs and other related costs of $54 million in Administrative expenses, $26 million in Cost of products sold, $4 million in Marketing and selling expenses and $3 million in Research and development expenses related to these initiatives.
In the second quarter of 2024, we began implementation of an optimization initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. In 2025, we recognized $20 million in Marketing and selling expenses and $1 million in Administrative expenses related to this initiative. In 2024, we recognized $5 million in Marketing and selling expenses related to this initiative.
In 2025, the total aggregate impact related to the cost savings and optimization initiatives was $125 million ($96 million after tax, or $.32 per share). In 2024, the total aggregate impact related to the cost savings and optimization initiatives was $109 million ($83 million after tax, or $.28 per share). See Note 8 to the Consolidated Financial Statements and "Restructuring Charges, Cost Savings Initiatives and Other Optimization Initiatives" for additional information;
•In 2025, we recognized actuarial losses on our pension and postretirement plans in Other expenses / (income) of $24 million ($18 million after tax, or $.06 per share). In 2024, we recognized actuarial losses in Other expenses / (income) of $33 million ($25 million after tax, or $.08 per share);
•In 2025, we recognized gains in Cost of products sold of $11 million ($8 million after tax, or $.03 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. In 2024, we recognized losses in Cost of products sold of $22 million ($16 million after tax, or $.05 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges;
•In 2025, we recorded accelerated amortization expense in Other expenses / (income) of $20 million ($15 million after tax, or $.05 per share) related to customer relationship intangible assets due to the loss of certain contract manufacturing customers, which began in the fourth quarter of 2023. In 2024, we recorded accelerated amortization expense in Other expenses / (income) of $27 million ($20 million after tax, or $.07 per share);
•In the third quarter of 2025, we performed an interim impairment assessment on the Snyder's of Hanover trademark within the Snacks segment and recognized an impairment charge of $150 million ($112 million after tax, or $.37 per share) on the trademark.

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
In the fourth quarter of 2024, we recognized an impairment charge of $53 million on our Allied brands trademarks.
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
In 2024, the total aggregate impact of the impairment charges was $129 million ($98 million after tax, or $.33 per share).
The charges were included in Other expenses / (income). See "Critical Accounting Estimates" for additional information;
•In 2025 and 2024, we recorded litigation expenses in Administrative expenses of $5 million ($5 million after tax, or $.02 per share) related to the Plum baby food and snacks business (Plum), which was divested on May 3, 2021, and certain other litigation matters;
•In 2025, we recorded insurance recoveries in Administrative expenses of $1 million ($1 million after tax) related to a cybersecurity incident that was identified in the fourth quarter of 2023. In 2024, we recorded costs of $2 million in Cost of products sold and $1 million in Administrative expenses (aggregate impact of $2 million after tax, or $.01 per share) related to the cybersecurity incident;
•In the third quarter of 2025, we completed the sale of our noosa yoghurt business. In the second quarter of 2025, we recorded $15 million ($.05 per share) of tax expense related to the sale. In 2025, we recorded an after-tax loss of $15 million ($.05 per share) on the sale of the business. In the first quarter of 2025, we recorded a loss in Other expenses / (income) of $25 million ($19 million after tax, or $.06 per share) on the sale of our Pop Secret popcorn business. In 2025, the total aggregate impact of charges associated with divestitures was $25 million ($34 million after tax, or $.11 per share); and
•In the first quarter of 2024, we announced our intent to acquire Sovos Brands and on March 12, 2024 the acquisition closed. In 2024, we incurred $126 million of costs associated with the acquisition, of which $21 million was recorded in Restructuring charges, $47 million in Administrative expenses, $35 million in Other expenses / (income), $3 million in Marketing and selling expenses, $2 million in Research and development expenses and $18 million in Cost of products sold, of which $17 million was associated with the acquisition date fair value adjustment for inventory. We also recorded costs of $2 million in Interest expense related to costs associated with the Delayed Draw Term Loan Credit Agreement (the 2024 DDTL Credit Agreement) used to fund the acquisition. The aggregate impact was $128 million, $109 million after tax, or $.36 per share.

The items impacting comparability are summarized below:

	2025		2024
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to The Campbell's Company	$602	$2.01	$567	$1.89

Costs associated with cost savings and optimization initiatives	$(96)	$(.32)	$(83)	$(.28)
Pension and postretirement actuarial losses	(18)	(.06)	(25)	(.08)
Commodity mark-to-market gains (losses)	8	.03	(16)	(.05)
Accelerated amortization	(15)	(.05)	(20)	(.07)
Impairment charges	(131)	(.44)	(98)	(.33)
Certain litigation expenses	(5)	(.02)	(5)	(.02)
Cybersecurity incident recoveries (costs)	1	—	(2)	(.01)
Charges associated with divestitures	(34)	(.11)	—	—
Costs associated with acquisition	—	—	(109)	(.36)
Impact of items on Net earnings(1)	$(290)	$(.97)	$(358)	$(1.19)
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Net earnings attributable to The Campbell's Company were $602 million ($2.01 per share) in 2025, compared to $567 million ($1.89 per share) in 2024. After adjusting for items impacting comparability, earnings decreased primarily due to higher interest expense and higher marketing and selling expenses, partially offset by an increase in gross profit and a lower effective tax rate. The additional week contributed approximately $.06 per share to earnings in 2025. The estimated impact of tariffs was approximately $.02 per share in 2025.
Net Earnings attributable to The Campbell's Company - 2024 Compared with 2023
In addition to the 2024 items that impacted comparability of Net earnings discussed above, the following items impacted the comparability of net earnings and net earnings per share:
•In 2023, we recorded Restructuring charges of $16 million and implementation costs and other related costs of $24 million in Administrative expenses, $18 million in Cost of products sold, $5 million in Marketing and selling expenses and $3 million in Research and development expenses (aggregate impact of $50 million after tax, or $.17 per share) related to the cost savings initiatives discussed above. See Note 8 to the Consolidated Financial Statements and "Restructuring Charges, Cost Savings Initiatives and Other Optimization Initiatives" for additional information;
•In 2023, we recognized actuarial gains on our pension and postretirement plans in Other expenses / (income) of $15 million ($11 million after tax, or $.04 per share);
•In 2023, we recognized gains in Cost of products sold of $21 million ($16 million after tax, or $.05 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges;
•In 2023, we incurred costs associated with the acquisition of Sovos Brands in Other expenses / (income) of $5 million ($4 million after tax, or $.01 per share);
•In 2023, we recorded accelerated amortization expense in Other expenses / (income) of $7 million ($5 million after tax, or $.02 per share) related to customer relationship intangible assets due to the loss of certain contracting manufacturing customers, which began in the fourth quarter of 2023; and
•In 2023, we recorded a loss in Other expenses / (income) of $13 million ($13 million after tax, or $.04 per share) on the sale of our Emerald nuts business, which was sold on May 30, 2023.

The items impacting comparability are summarized below:

	2024		2023
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to The Campbell's Company	$567	$1.89	$858	$2.85

Costs associated with cost savings and optimization initiatives	$(83)	$(.28)	$(50)	$(.17)
Pension and postretirement actuarial gains (losses)	(25)	(.08)	11	.04
Commodity mark-to-market gains (losses)	(16)	(.05)	16	.05
Costs associated with acquisition	(109)	(.36)	(4)	(.01)
Accelerated amortization	(20)	(.07)	(5)	(.02)
Impairment charges	(98)	(.33)	—	—
Certain litigation expenses	(5)	(.02)	—	—
Cybersecurity incident costs	(2)	(.01)	—	—
Charges associated with divestiture	—	—	(13)	(.04)
Impact of items on Net earnings(1)	$(358)	$(1.19)	$(45)	$(.15)
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Net earnings attributable to The Campbell's Company were $567 million ($1.89 per share) in 2024, compared to $858 million ($2.85 per share) in 2023. After adjusting for items impacting comparability, earnings increased reflecting improved gross profit, partially offset by higher interest expense, higher marketing and selling expenses, higher other expenses and higher research and development expenses. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding.
DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

				% Change
(Millions)	2025	2024	2023	2025/2024	2024/2023
Meals & Beverages	$6,050	$5,258	$4,907	15	7
Snacks	4,203	4,378	4,450	(4)	(2)
	$10,253	$9,636	$9,357	6	3
An analysis of percent change of net sales by reportable segment follows:

2025 versus 2024	Meals & Beverages(2)	Snacks	Total
Volume/mix	1%	(3)%	(1)%
Net price realization(1)	(1)	—	(1)
Acquisition	15	—	8
Divestitures	(1)	(3)	(2)
Estimated impact of 53rd week	2	2	2
	15%	(4)%	6%

2024 versus 2023	Meals & Beverages	Snacks	Total
Volume/mix	(2)%	(2)%	(2)%
Net price realization(1)	—	1	1
Acquisition	9	—	5
Divestiture	—	(1)	(1)
	7%	(2)%	3%

__________________________________________
(1)Includes revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In 2025, Meals & Beverages sales increased 15% primarily due to a 15-point benefit from the acquisition of Sovos Brands. Excluding the benefit from the Sovos Brands acquisition, the benefit of the additional week and the impact from the divestiture of the noosa yoghurt business, sales were comparable primarily due to gains in foodservice, Canada and Rao's pasta sauces, partially offset by declines in U.S. soup and SpaghettiOs. Favorable volume/mix was offset by unfavorable net price realization. Including a 1-point benefit from the additional week, sales of U.S. soup were comparable with prior year as increases in broth and condensed soups were offset by decreases in ready-to-serve soups.
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
In 2025, Snacks sales decreased 4%. Excluding the impact from the divestiture of the Pop Secret popcorn business and the benefit of the additional week, sales decreased due to declines in third-party partner brands and contract manufacturing, Goldfish crackers, Snyder's of Hanover pretzels, Lance sandwich crackers, fresh bakery and Pepperidge Farm cookies. Sales were impacted by volume/mix declines with neutral net price realization.
In 2024, Snacks sales decreased 2%. Excluding the impact from the divestiture of the Emerald nuts business, sales decreased as declines in third-party partner brands and contract manufacturing, fresh bakery and Pop Secret popcorn were partially offset by increases in Goldfish crackers, Lance sandwich crackers and Cape Cod potato chips. Volume/mix declines were partially offset by favorable net price realization.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $148 million in 2025 from 2024 and increased by $54 million in 2024 from 2023. As a percent of sales, gross profit was 30.4% in 2025, 30.8% in 2024 and 31.2% in 2023.
The 40 basis-point decreases in gross profit margin in 2025 and 2024, were due to the following factors:

	Margin Impact
	2025	2024
Cost inflation, supply chain costs and other factors(1)	(150)	(310)
Net price realization	(40)	60
Volume/mix(2)	(10)	20
Productivity improvements	150	240
Impact of acquisition(3)	10	(40)
Higher costs associated with cost savings initiatives	—	(10)
	(40)	(40)
__________________________________________
(1)2025 includes an estimated positive margin impact of 50 basis points from the benefit of cost savings initiatives and a 30 basis-point positive impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges, which were more than offset by cost inflation and other factors. 2024 includes an estimated positive margin impact of 20 basis points from the benefit of cost savings initiatives, which was more than offset by cost inflation and other factors, including a 40 basis-point negative impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges and a 10 basis-point negative impact from a cybersecurity incident.
(2)Includes the impact of operating leverage.
(3)2025 includes a positive margin impact of 20 basis points from lapping the 20 basis-point negative margin impact in 2024 from a Sovos Brands acquisition date fair value adjustment for inventory.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 9.0% in 2025, 8.6% in 2024 and 8.7% in 2023. Marketing and selling expenses increased 11% in 2025 from 2024. The increase was primarily due to the impact of the acquisition (approximately 7 points); higher advertising and consumer promotion expense (approximately 2 points) and higher costs related to cost savings and optimization initiatives (approximately 2 points). The increase in advertising and consumer promotion expense was driven by Meals & Beverages and Snacks.

Marketing and selling expenses increased 3% in 2024 from 2023. The increase was primarily due to the impact of the acquisition (approximately 4 points); higher selling expenses (approximately 1 point) and higher other marketing expenses (approximately 1 point), partially offset by lower advertising and consumer promotion expense (approximately 3 points), primarily in Meals & Beverages.
Administrative Expenses
Administrative expenses as a percent of sales were 6.6% in 2025, 7.6% in 2024 and 7.0% in 2023. Administrative expenses decreased 9% in 2025 from 2024. The decrease was primarily due to increased benefits from cost savings initiatives (approximately 8 points); costs associated with the acquisition in the prior year (approximately 6 points); lower incentive compensation (approximately 2 points); lower costs related to cost savings initiatives (approximately 2 points); and lower benefit-related costs (approximately 1 point), partially offset by higher general administrative costs and inflation (approximately 7 points) and the impact of the acquisition (approximately 3 points).
Administrative expenses increased 13% in 2024 from 2023. The increase was primarily due to costs associated with the acquisition (approximately 7 points); higher costs related to cost savings initiatives (approximately 5 points); higher general administrative costs and inflation (approximately 3 points); the impact of the acquisition (approximately 2 points) and higher benefit-related costs (approximately 2 points), partially offset by increased benefits from cost savings initiatives (approximately 5 points) and lower incentive compensation (approximately 2 points).
Other Expenses / (Income)
Other expenses in 2025 included the following:
•$176 million of impairment charges related to the Snyder's of Hanover, Allied brands and Late July trademarks;
•$68 million of amortization of intangible assets, including accelerated amortization of $20 million;
•$25 million loss on the sale of the Pop Secret popcorn business; and
•$11 million of net periodic benefit expense, including net pension and postretirement actuarial losses of $24 million.
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
Operating Earnings
Segment operating earnings increased 1% in 2025 from 2024 and increased 6% in 2024 from 2023.
An analysis of operating earnings by segment follows:

				% Change
(Millions)	2025	2024	2023	2025/2024	2024/2023
Meals & Beverages	$1,076	$974	$894	10	9
Snacks	560	648	640	(14)	1
	1,636	1,622	1,534	1	6
Corporate income (expense)	(488)	(584)	(206)
Restructuring charges(1)	(24)	(38)	(16)
Earnings before interest and taxes	$1,124	$1,000	$1,312
__________________________________________
(1)See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.

Operating earnings from Meals & Beverages increased 10% in 2025 versus 2024. The increase was primarily due to the benefit of the acquisition of Sovos Brands and the benefit of the additional week, partially offset by lower gross profit. Gross profit margin decreased due to higher cost inflation and other supply chain costs, unfavorable net price realization and the dilutive impact of the acquisition, partially offset by supply chain productivity improvements, benefits from cost savings initiatives and favorable volume/mix.
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
Operating earnings from Snacks decreased 14% in 2025 versus 2024. The decrease was primarily due to lower gross profit and higher marketing and selling expenses, partially offset by lower administrative expenses. Gross profit decreased primarily due to the impact of cost inflation and other supply chain costs and unfavorable volume/mix, partially offset by supply chain productivity improvements, the benefit of the additional week and benefits from cost savings initiatives.
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
•costs of $101 million related to cost savings and optimization initiatives;
•$25 million loss on the sale of the Pop Secret popcorn business;
•$24 million of net pension and postretirement actuarial losses;
•$20 million of accelerated amortization expense;
•$5 million of certain litigation expenses, including expenses related to Plum;
•$11 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges; and
•$1 million of insurance recoveries related to a cybersecurity incident.
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
•$5 million of certain litigation expenses, including expenses related to Plum; and
•$3 million of costs associated with a cybersecurity incident.
Corporate expense in 2023 included the following:
•costs of $50 million related to the cost savings initiatives;
•$13 million loss from the sale of the Emerald nuts business;
•$7 million of accelerated amortization expense;
•$5 million of costs associated with the acquisition of Sovos Brands;
•$21 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges; and
•$15 million of pension and postretirement actuarial gains.

Interest Expense
Interest expense was $345 million in 2025, $249 million in 2024 and $188 million in 2023. The increases in 2025 and 2024 were primarily due to higher levels of debt to fund the acquisition in 2024 and higher average interest rates on the debt portfolio each year.
Taxes on Earnings
The effective tax rate was 24.4% in 2025, 25.1% in 2024 and 23.9% in 2023.
The decrease in the effective tax rate in 2025 from 2024 was primarily due to nondeductible costs associated with the acquisition of Sovos Brands in the prior year, excess tax benefits associated with the vesting of stock-based compensation awards in the current year and state tax law changes, partially offset by $15 million of tax expense related to the sale of the noosa yoghurt business.
The increase in the effective rate in 2024 from 2023 was primarily due to nondeductible costs associated with the acquisition.
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
A summary of charges recorded in the Consolidated Statements of Earnings related to these initiatives is as follows:

(Millions, except per share amounts)	2024	2023	Total Program
Restructuring charges	$17	$16	$297
Administrative expenses	54	24	437
Cost of products sold	26	18	128
Marketing and selling expenses	4	5	23
Research and development expenses	3	3	10
Total pre-tax charges	$104	$66	$895

Aggregate after-tax impact	$79	$50
Per share impact	$.26	$.17
A summary of the pre-tax costs associated with these initiatives is as follows:

(Millions)	Total Program
Severance pay and benefits	$253
Asset impairment/accelerated depreciation	134
Implementation costs and other related costs	508
Total	$895

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
A summary of charges recorded in the Consolidated Statement of Earnings related to these initiatives is as follows:

(Millions, except per share amounts)	2025
Restructuring charges	$24
Administrative expenses	41
Cost of products sold	32
Marketing and selling expenses	4
Research and development expenses	3
Total pre-tax charges	$104

Aggregate after-tax impact	$79
Per share impact	$.26
A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of August 3, 2025
Severance pay and benefits	$24
Asset impairment/accelerated depreciation	31
Implementation costs and other related costs	49
Total	$104

The total estimated pre-tax costs for actions that have been identified to date are approximately $215 million, and we expect to incur substantially all of the costs through 2028. These estimates will be updated as the detailed plans are developed.
We expect the costs for the actions that have been identified to date to consist of the following: approximately $30 million in severance pay and benefits; approximately $55 million in asset impairment and accelerated depreciation; and approximately $130 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 71%; Snacks - approximately 11% and Corporate - approximately 18%.
Of the aggregate $215 million of pre-tax costs identified to date, we expect approximately $155 million will be cash expenditures. In addition, we expect to invest approximately $205 million in capital expenditures, of which we invested $147 million as of August 3, 2025. The capital expenditures primarily relate to optimization of production within our manufacturing network, optimization of information technology infrastructure and applications and implementation of our existing SAP enterprise-resource planning system for Sovos Brands.
On September 10, 2024 we announced that we expect these initiatives, once all phases are implemented, to generate annual ongoing savings of approximately $250 million by the end of 2028. On September 3, 2025, we increased the estimate of annual ongoing savings, once all phases are implemented, to approximately $375 million by the end of 2028. As of August 3, 2025, we have generated total program-to-date pre-tax savings of $145 million.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

(Millions)	2025
Meals & Beverages	$74
Snacks	14
Corporate	16
Total	$104
Other Optimization Initiatives
In the second quarter of 2024, we began implementation of an initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. Pursuant to this initiative we will purchase certain Pepperidge Farm and Snyder's-Lance routes where there are opportunities to unlock greater scale in select markets, combine them and sell the combined routes to independent contractor distributors. We expect to execute this program in a staggered rollout and to incur expenses of up to approximately $115 million through 2029. In 2025, we incurred $20 million in Marketing and selling expenses and $1 million in Administrative expenses related to this initiative. In 2024, we incurred $5 million in Marketing and selling expenses related to this initiative. As of August 3, 2025, we have incurred $25 million in Marketing and selling expenses and $1 million in Administrative expenses related to this initiative.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
Operating Activities
We generated cash flows from operations of $1.131 billion in 2025, compared to $1.185 billion in 2024. The decline in 2025 was primarily due to changes in working capital.
We generated cash flows from operations of $1.185 billion in 2024, compared to $1.143 billion in 2023. The increase in 2024 was primarily due to changes in working capital.
We had negative working capital of $674 million as of August 3, 2025, and $1.386 billion as of July 28, 2024. Current assets were less than current liabilities, which included debt maturing in one year, due to a focus on lowering core working capital requirements. Total debt maturing within one year was $762 million as of August 3, 2025, and $1.423 billion as of July 28, 2024. We have $400 million aggregate principal amount of senior notes maturing in March 2026 that we expect to repay and/or refinance using available resources, which may include cash on hand, accessing the capital markets, commercial paper and/or revolving credit facility.
As part of our focus to lower core working capital requirements, we have worked with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Amounts outstanding under these programs, which are included in Accounts payable on the Consolidated Balance Sheets, were $240 million at August 3, 2025, and $243 million at July 28, 2024.
Investing Activities
Capital expenditures were $426 million in 2025, $517 million in 2024 and $370 million in 2023. Capital expenditures are expected to total approximately $420 million in 2026. Capital expenditures in 2025 included network optimization for our Meals & Beverages business, chip and cracker capacity expansion for our Snacks business and enhancements to our headquarters in Camden, New Jersey. Capital expenditures in 2024 included chip and cracker capacity expansion for our Snacks business, upgrades of assets across both segments of the business, enhancements to our headquarters in Camden, New Jersey and network optimization for our Meals & Beverages business. Capital expenditures in 2023 included chip and cracker capacity expansion for our Snacks business and a new manufacturing line for our Meals & Beverages business.
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
Financing Activities
Dividend payments were $459 million in 2025, $445 million in 2024 and $447 million in 2023. Annual dividends declared were $1.54 per share in 2025, and $1.48 per share in 2024 and 2023. The 2025 fourth quarter dividend was $.39 per share. The declaration of dividends is subject to the discretion of our Board and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board deems relevant to its analysis and decision making.
In September 2021, the Board approved a strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. In September 2024, the Board authorized a new anti-dilutive share repurchase program of up to $250 million (September 2024 program) to offset the impact of dilution from shares issued under our stock compensation programs. The September 2024 program has no expiration date, but it may be discontinued at any time. Repurchases under the September 2024 program may be made in open-market or privately negotiated transactions. The September 2024 program replaced an anti-dilutive share repurchase program of up to $250 million that was approved by the Board in June 2021 and has been terminated. In 2025, we repurchased 1.303 million shares at a cost of $62 million pursuant to our anti-dilutive share repurchase program. In 2024 and 2023, we repurchased 1.56 million shares at a cost of $67 million and 2.698 million shares at a cost of $142 million, respectively. As of August 3, 2025, approximately $198 million remained available under the September 2024 program and approximately $301 million remained under the September 2021 program. See Note 16 to the Consolidated Financial Statements and "Market for Registrant's Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities" for additional information.
On November 15, 2022, we entered into a delayed draw term loan credit agreement (the 2022 DDTL Credit Agreement) totaling up to $500 million scheduled to mature on November 15, 2025. Loans under the 2022 DDTL Credit Agreement bear interest at the rates specified in the 2022 DDTL Credit Agreement, which vary based on the type of loan and certain other conditions. The 2022 DDTL Credit Agreement contains customary representations and warranties, affirmative and negative covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the 2022 DDTL Credit Agreement) of not less than 3.25:1.00, and events of default for credit facilities of this type. We borrowed $500 million under the 2022 DDTL Credit Agreement on March 13, 2023, and used the proceeds and cash on hand to repay the 3.65% $566 million Notes that matured on March 15, 2023. On April 5, 2024, we repaid $100 million of the $500 million outstanding under the 2022 DDTL Credit Agreement. The remaining $400 million was repaid in October 2024 and November 2024 as described below.

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
In August 2023, we filed a registration statement with the SEC that registered an indeterminate amount of debt securities. Under the registration statement we may issue debt securities from time to time, depending on market conditions.
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
On October 2, 2024, pursuant to the registration statement, we completed the issuance of senior unsecured notes of $1.15 billion, consisting of:
•    $800 million aggregate principal amount of notes bearing interest at a fixed rate of 4.75% per annum, due March 23, 2035, with interest payable semi-annually on each of March 23 and September 23 commencing March 23, 2025; and
•    $350 million aggregate principal amount of notes bearing interest at a fixed rate of 5.25% per annum, due October 13, 2054, with interest payable semi-annually on each of April 13 and October 13 commencing April 13, 2025.
The notes contain customary covenants and events of default. If a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date. In October 2024, we used a portion of the net proceeds from the issuance of the notes to repay $200 million of the $400 million outstanding under the 2022 DDTL Credit Agreement due November 15, 2025 and a portion of our outstanding commercial paper. In November 2024, we repaid the remaining $200 million outstanding under the 2022 DDTL Credit Agreement. In March 2025, we used a portion of the net proceeds from the issuance of the notes along with cash on hand and the issuance of commercial paper to repay a $1.15 billion aggregate principal amount of senior notes that matured in March 2025.
On April 16, 2024, we terminated our existing revolving credit facility dated September 27, 2021 (as amended on April 4, 2023). On April 16, 2024, we entered into a Five-Year Credit Agreement for an unsecured, senior revolving credit facility (the 2024 Revolving Credit Facility Agreement) in an aggregate principal amount equal to $1.85 billion with a maturity date of April 16, 2029, or such later date as extended pursuant to the terms set forth in the 2024 Revolving Credit Facility Agreement. On August 5, 2025, we entered into an Extension Agreement to extend the maturity date of the 2024 Revolving Credit Facility Agreement by one year from April 16, 2029 to April 16, 2030. The 2024 Revolving Credit Facility Agreement remained unused at August 3, 2025, except for $1 million of standby letters of credit that we issued under it. We may increase the 2024 Revolving Credit Facility Agreement commitments up to an additional $500 million, subject to the satisfaction of certain conditions. Loans under the 2024 Revolving Credit Facility Agreement will bear interest at the rates specified in the 2024 Revolving Credit Facility Agreement, which vary based on the type of loan and certain other conditions. The 2024

Revolving Credit Facility Agreement facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense of not less than 3.25:1.00 and customary events of default for credit facilities of this type. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
As of August 3, 2025, we had $762 million of short-term borrowings due within one year, of which $332 million was comprised of commercial paper borrowings. As of August 3, 2025, we issued $27 million of standby letters of credit.
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
See Note 13 to the Consolidated Financial Statements for a summary of our principal payments for short-term borrowings and long-term debt obligations as of August 3, 2025. Interest payments primarily for short-term borrowings and long-term debt as of August 3, 2025 are approximately as follows: $304 million in 2026; $529 million in 2027 through 2028; $388 million in 2029 through 2030; and $1.846 billion from 2031 through maturity. Interest payments are based on principal amounts and coupons or contractual rates at fiscal year end.
Purchase commitments represent purchase orders and long-term purchase arrangements related to the procurement of ingredients, supplies, machinery, equipment, contract manufacturing and services. As of August 3, 2025, purchase commitments totaled approximately $1.966 billion. Approximately $1.403 billion of these purchase commitments will be settled in the ordinary course of business in the next 12 months and the balance of $563 million from 2027 through 2031.
See Note 11 to the Consolidated Financial Statements for a summary of our lease obligations as of August 3, 2025.
As of August 3, 2025, we have a pension liability of $98 million and a postretirement benefit obligation of $127 million. As of August 3, 2025, we also have a pension asset of $128 million based on the funded status of certain plans. See Note 10 to the Consolidated Financial Statements and "Critical Accounting Estimates" for further discussion of our pension and postretirement benefit obligations.
Off-Balance Sheet Arrangements and Other Commitments
We guarantee approximately 4,500 bank loans made to independent contractor distributors by third-party financial institutions for the purchase of distribution routes. The maximum potential amount of the future payments under existing guarantees we could be required to make is $570 million as of August 3, 2025. Our guarantees are indirectly secured by the distribution routes. We do not expect that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed.
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
MARKET RISK SENSITIVITY
The principal market risks to which we are exposed are changes in foreign currency exchange rates, interest rates and commodity prices. In addition, we are exposed to price changes related to certain deferred compensation obligations. We manage our foreign currency exposures by utilizing foreign exchange forward and option contracts. We enter into foreign exchange forward and option contracts for periods consistent with related underlying exposures, and the contracts do not constitute positions independent of those exposures. We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and we may utilize interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, natural gas, soybean oil, cocoa, aluminum, soybean meal and corn. We do not enter into derivative contracts for speculative purposes and do not use leveraged instruments.
The information below summarizes our market risks associated with significant financial instruments as of August 3, 2025. Fair values included herein have been determined based on quoted market prices or pricing models using current market rates.

The information presented below should be read in conjunction with Notes 13, 14 and 15 to the Consolidated Financial Statements.
We are exposed to foreign currency exchange risk, primarily the Canadian dollar and Euro, related to intercompany transactions and third-party transactions. We utilize foreign exchange forward and option contracts to hedge these exposures. The notional amounts of the contracts as of August 3, 2025, and July 28, 2024, were $596 million and $297 million, respectively. The aggregate fair value of all contracts was a loss of $1 million as of August 3, 2025, and a gain of $2 million as of July 28, 2024. A hypothetical 10% fluctuation in exchange rates would impact the fair value of our outstanding foreign exchange contracts by approximately $32 million as of August 3, 2025, and $16 million as of July 28, 2024, which would generally be offset by inverse changes on the underlying hedged items.
As of August 3, 2025, we had outstanding variable-rate debt of $332 million with an average interest rate of 4.69%. As of July 28, 2024, we had outstanding variable-rate debt of $650 million with an average interest rate of 6.20%. A hypothetical 100-basis-point increase in average interest rates applied to our variable-rate debt balances throughout 2025 and 2024 would have increased annual interest expense in those years by approximately $3 million and $7 million, respectively.
As of August 3, 2025, we had outstanding fixed-rate debt of $6.583 billion with a weighted average interest rate of 4.57%. As of July 28, 2024, we had outstanding fixed-rate debt of $6.584 billion with a weighted average interest rate of 4.38%. The fair value of fixed-rate debt was $6.213 billion as of August 3, 2025 and $6.216 billion as of July 28, 2024. As of August 3, 2025, and July 28, 2024, a hypothetical 100-basis-point increase in interest rates would decrease the fair value of our fixed-rate debt by approximately $367 million and $312 million, respectively, while a hypothetical 100-basis-point decrease in interest rates would increase the fair value of our fixed-rate debt by approximately $417 million and $348 million, respectively. The impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt. From time to time, we may use interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. We manage our exposure to interest volatility on future debt issuances by entering into forward starting interest rate swaps or treasury lock contracts to hedge the rate on the interest payments related to the anticipated debt issuance. There were no forward starting interest rate swaps or treasury lock contracts outstanding as of August 3, 2025 and July 28, 2024. In conjunction with the issuance of senior unsecured notes on October 2, 2024, due on March 23, 2035, we settled forward starting interest rate swaps with a notional value of $700 million at a gain of less than $1 million. We settled forward starting interest rate swaps with a notional value of $1.1 billion in March 2024 at a loss of $11 million. The gains and losses on these instruments were recorded in other comprehensive income (loss) and will be recognized in Interest expense over the respective lives of the debt.
We enter into commodity futures, options and swap contracts, and a supply contract under which prices for certain raw materials are established based on anticipated volume requirements to reduce the volatility of price fluctuations for commodities. As of August 3, 2025, the total notional amount of the contracts was $233 million, and the aggregate fair value of the contracts was a gain of $1 million. As of July 28, 2024, the total notional amount of the contracts was $248 million, and the aggregate fair value of the contracts was a loss of $10 million. A hypothetical 10% fluctuation in commodity prices would impact the fair value of our outstanding commodity contracts by approximately $23 million as of August 3, 2025, and $24 million as of July 28, 2024, which would generally be offset by inverse changes on the underlying hedged items.
We enter into swap contracts which hedge a portion of exposures relating to the total return of certain deferred compensation obligations. The notional amount of the contracts was $76 million as of August 3, 2025, and $71 million as of July 28, 2024. The fair value of the contracts was a gain of $1 million as of August 3, 2025, and a gain of $3 million as of July 28, 2024. A hypothetical 10% fluctuation in equity price changes would impact the fair value of our outstanding swap contracts by $8 million as of August 3, 2025, and $7 million as of July 28, 2024, which would generally be offset by inverse changes on the underlying hedged items.
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
Trade and consumer promotion programs — We offer various sales incentive programs to customers and consumers, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees and coupons. The mix between these forms of variable consideration, which are classified as reductions in revenue and recognized upon sale, and advertising or other marketing activities, which are classified as marketing and selling expenses, fluctuates between periods based on our overall marketing plans. The measurement and recognition of the costs for trade and consumer promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors, including expected volume. Typically, programs that are offered have a very short duration. Historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual financial statements. Differences between estimates and actual costs are recognized as a change in estimate in a subsequent period. However, actual expenses may differ if the level of redemption rates and performance were to vary from estimates. Accrued trade and consumer promotion liabilities as of August 3, 2025 and July 28, 2024 were $159 million and $186 million, respectively.
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
2024 Assessments
In the fourth quarter of 2024, we recognized an impairment charge of $53 million on certain salty snacks and cookie trademarks within our Snacks segment, including Tom’s, Jays, Kruncher’s, O-Ke-Doke, Stella D’oro and Archway, collectively referred to as our "Allied brands." In 2024, sales and operating performance were below expectations due in part to competitive pressure and reduced margins. In the fourth quarter of 2024, based on recent performance and the reevaluation of the position of the Allied brands within our portfolio, we lowered our near-term and long-term outlook for future sales and operating performance, reducing the carrying value of the trademarks to $43 million.
In the fourth quarter of 2024, we performed an impairment assessment on the assets in our Pop Secret popcorn business within our Snacks segment as sales and operating performance were below expectations due in part to competitive pressure and reduced margins, and as we pursued divesting the business. As a result of these factors, in the fourth quarter of 2024, we lowered our long-term outlook for the business and recognized an impairment charge of $76 million on the trademark, reducing the carrying value of the trademark to $28 million. The sale of the business was completed on August 26, 2024.
2025 Assessments
As of August 3, 2025, the carrying value of goodwill was $4.991 billion. Based on our assessments, all of our reporting units had fair values that significantly exceeded carrying values.
During the second quarter of 2025, we performed an interim impairment assessment on our Allied brands trademarks as our sales performance was below expectations. In the second quarter of 2025, based on recent performance, we lowered our long-term outlook and recognized an impairment charge of $15 million on the trademarks, reducing the carrying value to $28 million.
During the second quarter of 2025, we performed an interim impairment assessment on the Late July trademark within our Snacks segment as our sales performance was below expectations. In the second quarter of 2025, based on recent performance, we lowered our long-term outlook and recognized an impairment charge of $11 million on the trademark, reducing the carrying value to $47 million.
During the third quarter of 2025, we performed an interim impairment assessment on the Snyder's of Hanover trademark within our Snacks segment as our sales and operating performance were below expectations. In the third quarter of 2025, based on recent performance, we lowered our long-term outlook and recognized an impairment charge of $150 million on the trademark, reducing the carrying value to $470 million.
As of August 3, 2025, the carrying value of indefinite-lived trademarks was $3.678 billion as detailed below:

(Millions)
Rao's	$1,470
Snyder's of Hanover	470
Lance	350
Kettle Brand	318
Pace	292
Pacific Foods	280
Cape Cod	187
Various other Snacks(1)	311
Total	$3,678
_____________________________________
(1)Includes the Late July and Allied brands trademarks.
As of the 2025 annual impairment testing, indefinite-lived trademarks with approximately 10% or less of excess coverage of fair value over carrying value had an aggregate carrying value of $2.587 billion and included the Rao's, Snyder's of Hanover, Pace, Pacific Foods, Late July and Allied brands trademarks. Although assumptions are generally interdependent and do not change in isolation, sensitivities to changes are provided below. Holding all other assumptions in our 2025 impairment testing constant, changes in the assumptions below would reduce fair value of trademarks and result in impairment charges of approximately:

(Millions)	Rao's	Snyder's of Hanover	Pace	Pacific Foods	Late July	Allied brands
1% increase in the weighted-average cost of capital	$95	$65	$20	$25	$5	$5
1% reduction in revenue growth	$—	$25	$5	$—	$5	$5
1% decrease in royalty rate	$15	$45	$10	$30	$25	$10
While the 1% changes in assumptions would not result in impairment charges on our other trademarks, some changes would result in a fair value exceeding carrying value by less than 15% for the Lance, Kettle Brand and Cape Cod trademarks.
The estimates of future cash flows used in impairment testing involve significant management judgment, and are based upon assumptions about expected future operating performance, assumed royalty rates, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The actual cash flows could differ materially from management’s estimates due to changes in business conditions, operating performance and economic conditions, including the potential impact of tariffs. If our assumptions change or market conditions decline, potential impairment charges could result.
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

As of August 3, 2025, we have a pension liability of $98 million and a postretirement benefit obligation of $127 million. As of August 3, 2025, we also have a pension asset of $128 million based on the funded status of certain plans.
Net periodic pension and postretirement benefit expense (income) and actuarial losses (gains) included within net periodic pension and benefit expense (income) were as follows:

(Millions)	2025	2024	2023
Total net periodic pension and postretirement benefit expense (income)	$24	$39	$(22)
Actuarial losses (gains)	$24	$33	$(15)
The actuarial losses recognized in 2025 were primarily due to gains on plan assets that were less than the expected return, partially offset by increases in the discount rates used to determine the benefit obligation and plan experience. The actuarial losses recognized in 2024 were primarily due to decreases in discount rates used to determine the benefit obligation and plan experience, partially offset by gains on plan assets. The actuarial gains recognized in 2023 were primarily due to increases in discount rates used to determine the benefit obligation, partially offset by losses on plan assets and plan experience.
Significant weighted-average assumptions as of the end of the year were as follows:

	2025	2024	2023
Pension
Discount rate for benefit obligations	5.41%	5.28%	5.46%
Expected return on plan assets	6.63%	6.40%	6.38%
Postretirement
Discount rate for obligations	5.26%	5.23%	5.47%
Based on benefit obligations and plan assets as of August 3, 2025, estimated sensitivities to 2026 annual net periodic pension and postretirement cost are as follows:
•a 50-basis-point increase in the discount rate would result in expense of approximately $4 million and would result in an immediate actuarial gain recognition of approximately $39 million;
•a 50-basis-point decline in the discount rate would result in income of approximately $5 million and would result in an immediate actuarial loss recognition of approximately $43 million; and
•a 50-basis-point reduction in the estimated return on assets assumption would result in expense of approximately $6 million.
Contributions to pension plans were not material in 2025, 2024 and 2023 and are not expected to be material in 2026.
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
We wish to caution the reader that the following important factors and those important factors described in Part 1, Item 1A and elsewhere in this Report, or in our other SEC filings, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:
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
•our ability to execute on and realize the expected benefits from our strategy, including sales growth in and/or maintenance of our market share position in snacks, soups, sauces and beverages;
•the impact of strong competitive responses to our efforts to leverage brand power with product innovation, promotional programs and new advertising;
•the risks associated with trade and consumer acceptance of product improvements, shelving initiatives, new products and pricing and promotional strategies;
•changes in consumer demand for our products and favorable perception of our brands;
•the risk that the cost savings and any other synergies from the Sovos Brands transaction may not be fully realized or may take longer or cost more to be realized than expected, including that the Sovos Brands transaction may not be accretive to the extent anticipated;
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

Item 8. Financial Statements and Supplementary Data

THE CAMPBELL'S COMPANY
Consolidated Statements of Earnings
(millions, except per share amounts)

	2025	2024	2023
	53 weeks	52 weeks	52 weeks
Net sales	$10,253	$9,636	$9,357
Costs and expenses
Cost of products sold	7,134	6,665	6,440
Marketing and selling expenses	924	833	811
Administrative expenses	674	737	654
Research and development expenses	100	102	92
Other expenses / (income)	273	261	32
Restructuring charges	24	38	16
Total costs and expenses	9,129	8,636	8,045
Earnings before interest and taxes	1,124	1,000	1,312
Interest expense	345	249	188
Interest income	17	6	4
Earnings before taxes	796	757	1,128
Taxes on earnings	194	190	270
Net earnings	602	567	858
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—
Net earnings attributable to The Campbell's Company	$602	$567	$858
Per Share — Basic
Net earnings attributable to The Campbell's Company	$2.02	$1.90	$2.87
Weighted average shares outstanding — basic	298	298	299
Per Share — Assuming Dilution
Net earnings attributable to The Campbell's Company	$2.01	$1.89	$2.85
Weighted average shares outstanding — assuming dilution	300	300	301
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Statements of Comprehensive Income
(millions)

	2025			2024			2023
	53 weeks			52 weeks			52 weeks
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings			$602			$567			$858
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(1)	$—	(1)	$(9)	$—	(9)	$(1)	$—	(1)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(3)	1	(2)	(5)	1	(4)	5	(1)	4
Reclassification adjustment for losses (gains) included in net earnings	—	—	—	(1)	—	(1)	(10)	2	(8)
Pension and other postretirement benefits:
Prior service credit arising during the period	7	(2)	5	—	—	—	—	—	—
Reclassification of prior service credit included in net earnings	(1)	1	—	—	—	—	—	—	—
Other comprehensive income (loss)	$2	$—	2	$(15)	$1	(14)	$(6)	$1	(5)
Total comprehensive income (loss)			$604			$553			$853
Total comprehensive income (loss) attributable to noncontrolling interests			—			—			—
Total comprehensive income (loss) attributable to The Campbell's Company			$604			$553			$853
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Balance Sheets
(millions, except per share amounts)

	August 3, 2025	July 28, 2024
Current assets
Cash and cash equivalents	$132	$108
Accounts receivable, net	583	630
Inventories	1,424	1,386
Other current assets	93	66
Total current assets	2,232	2,190
Plant assets, net of depreciation	2,767	2,698
Goodwill	4,991	5,077
Other intangible assets, net of amortization	4,356	4,716
Other assets	550	554
Total assets	$14,896	$15,235
Current liabilities
Short-term borrowings	$762	$1,423
Accounts payable	1,332	1,311
Accrued liabilities	688	720
Dividends payable	120	115
Accrued income taxes	4	7
Total current liabilities	2,906	3,576
Long-term debt	6,095	5,761
Deferred taxes	1,353	1,426
Other liabilities	638	676
Total liabilities	10,992	11,439
Commitments and contingencies (Note 18)
The Campbell's Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	418	437
Earnings retained in the business	4,694	4,569
Capital stock in treasury, at cost	(1,207)	(1,207)
Accumulated other comprehensive income (loss)	(15)	(17)
Total The Campbell's Company shareholders' equity	3,902	3,794
Noncontrolling interests	2	2
Total equity	3,904	3,796
Total liabilities and equity	$14,896	$15,235
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Statements of Cash Flows
(millions)

	2025	2024	2023
	53 weeks	52 weeks	52 weeks
Cash flows from operating activities:
Net earnings	$602	$567	$858
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	176	129	—
Restructuring charges	24	38	16
Stock-based compensation	57	99	63
Amortization of inventory fair value adjustment from acquisition	—	17	—
Pension and postretirement benefit expense (income)	24	39	(22)
Depreciation and amortization	434	411	387
Deferred income taxes	(54)	(47)	(5)
Loss on sales of businesses	25	—	13
Other	119	138	100
Changes in working capital, net of acquisition and divestitures
Accounts receivable	26	(16)	(1)
Inventories	(80)	11	(64)
Other current assets	(14)	4	13
Accounts payable and accrued liabilities	(167)	(128)	(164)
Other	(41)	(77)	(51)
Net cash provided by operating activities	1,131	1,185	1,143
Cash flows from investing activities:
Purchases of plant assets	(426)	(517)	(370)
Purchases of routes	(144)	(29)	(13)
Sales of routes	121	34	1
Business acquired, net of cash acquired	—	(2,617)	—
Sales of businesses, net of cash divested	258	—	41
Other	4	1	1
Net cash used in investing activities	(187)	(3,128)	(340)
Cash flows from financing activities:
Short-term borrowings, including commercial paper and delayed draw term loan	1,846	5,622	3,677
Short-term repayments, including commercial paper and delayed draw term loan	(1,796)	(5,576)	(3,749)
Long-term borrowings	1,144	2,496	500
Long-term repayments	(1,550)	(100)	(566)
Dividends paid	(459)	(445)	(447)
Treasury stock purchases	(62)	(67)	(142)
Treasury stock issuances	—	2	22
Payments related to tax withholding for stock-based compensation	(30)	(46)	(19)
Payments of debt issuance costs	(12)	(23)	—
Other	—	—	1
Net cash provided by (used in) financing activities	(919)	1,863	(723)
Effect of exchange rate changes on cash	(1)	(1)	—
Net change in cash and cash equivalents	24	(81)	80
Cash and cash equivalents — beginning of period	108	189	109
Cash and cash equivalents — end of period	$132	$108	$189
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Statements of Equity
(millions, except per share amounts)

	The Campbell's Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 31, 2022	323	$12	(24)	$(1,138)	$415	$4,040	$2	$2	$3,333
Net earnings (loss)						858		—	858
Other comprehensive income (loss)							(5)	—	(5)
Dividends ($1.48 per share)						(447)			(447)
Treasury stock purchased			(3)	(142)					(142)
Treasury stock issued under stock-based compensation plans			2	61	5	—			66
Balance at July 30, 2023	323	12	(25)	(1,219)	420	4,451	(3)	2	3,663
Net earnings (loss)						567		—	567
Other comprehensive income (loss)							(14)	—	(14)
Dividends ($1.48 per share)						(449)			(449)
Replacement share-based awards issued in connection with Sovos Brands, Inc. acquisition(1)					42				42
Treasury stock purchased			(2)	(67)					(67)
Treasury stock issued under stock-based compensation plans			2	79	(25)	—			54
Balance at July 28, 2024	323	12	(25)	(1,207)	437	4,569	(17)	2	3,796
Net earnings (loss)						602		—	602
Other comprehensive income (loss)							2	—	2
Dividends ($1.54 per share)						(460)			(460)
Treasury stock purchased			(1)	(62)					(62)
Treasury stock issued under stock-based compensation plans			1	62	(19)	(17)			26
Balance at August 3, 2025	323	$12	(25)	$(1,207)	$418	$4,694	$(15)	$2	$3,904
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
Basis of Presentation — The consolidated financial statements include our accounts and entities in which we maintain a controlling financial interest. Intercompany transactions are eliminated in consolidation. Our fiscal year ends on the Sunday nearest July 31. There were 53 weeks in 2025 and 52 weeks in 2024 and 2023. There will be 52 weeks in 2026.
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
Cash and Cash Equivalents — All highly liquid debt instruments purchased with an original maturity of three months or less are classified as cash equivalents.
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
2. Recent Accounting Pronouncements
Recently Adopted
In September 2022, the Financial Accounting Standards Board (FASB) issued guidance that enhances the transparency of supplier finance programs by requiring disclosure of the key terms of these programs and a related rollforward of these obligations to understand the effect on working capital, liquidity and cash flows. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods in those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. We adopted the guidance in the fourth quarter of 2023, with the exception of the rollforward information which was adopted in the fourth quarter of 2025. The adoption did not have a material impact on our consolidated financial statements. See Note 19 for additional information.
In November 2023, the FASB issued guidance to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted the guidance in the fourth quarter of 2025. The adoption did not have an impact on our consolidated financial statements. See Note 7 for additional information.
Accounting Pronouncements Not Yet Adopted
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
______________________________________
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
_______________________________________
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
The following unaudited summary information is presented on a consolidated pro forma basis as if the Sovos Brands acquisition had occurred on August 1, 2022:

(Millions)	2024	2023
Net sales	$10,354	$10,316
Net earnings attributable to The Campbell's Company	$592	$677
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
4. Divestitures
On May 30, 2023, we completed the sale of our Emerald nuts business for $41 million. We recognized a pre- and after-tax loss on the sale of $13 million. In connection with the sale, we provided certain transition services to support the business. The business had net sales of $51 million in 2023. Earnings were not material in the period. The results of the business were reflected within the Snacks reportable segment.
On August 26, 2024, we completed the sale our Pop Secret popcorn business for $70 million. We recognized a pre-tax loss on the sale of $25 million, or $19 million after tax. In connection with the sale, we provided certain transition services to support the business. The business had net sales of $9 million in 2025, $119 million in 2024, and $133 million in 2023. Earnings were not material in the periods. The results of the business were reflected within the Snacks reportable segment.
We entered into an agreement to sell our noosa yoghurt business in November 2024. The noosa yoghurt business was purchased as part of the Sovos Brands acquisition. In the second quarter of 2025, we recorded $15 million of tax expense related to the sale of the business. We completed the sale on February 24, 2025, for $188 million, subject to certain customary purchase price adjustments. The after-tax loss recorded on the sale was $15 million. In connection with the sale, we provided certain transition services to support the business. The business had net sales of $99 million in 2025 and $68 million in 2024 after it was purchased as part of the Sovos Brands acquisition on March 12, 2024. Earnings were not material in the periods. The results of the business were reflected within the Meals & Beverages segment.
5. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	Foreign Currency Translation Adjustments(1)	Cash-Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 31, 2022	$—	$—	$2	$2
Other comprehensive income (loss) before reclassifications	(1)	4	—	3
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(8)	—	(8)
Net current-period other comprehensive income (loss)	(1)	(4)	—	(5)
Balance at July 30, 2023	$(1)	$(4)	$2	$(3)
Other comprehensive income (loss) before reclassifications	(9)	(4)	—	(13)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Net current-period other comprehensive income (loss)	(9)	(5)	—	(14)
Balance at July 28, 2024	$(10)	$(9)	$2	$(17)
Other comprehensive income (loss) before reclassifications	(1)	(2)	5	2
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	(1)	(2)	5	2
Balance at August 3, 2025	$(11)	$(11)	$7	$(15)
______________________________________
(1)Included no tax as of August 3, 2025, July 28, 2024, July 30, 2023, and July 31, 2022.
(2)Included a tax benefit of $3 million as of August 3, 2025, $2 million as of July 28, 2024, and $1 million as of July 30, 2023, and no tax as of July 31, 2022.
(3)Included tax expense of $2 million as of August 3, 2025, and $1 million as of July 28, 2024, July 30, 2023, and July 31, 2022.
Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	2025	2024	2023	Location of Loss (Gain) Recognized in Earnings
Losses (gains) on cash-flow hedges:
Commodity contracts	$—	$—	$(3)	Cost of products sold
Foreign exchange contracts	(3)	(3)	(8)	Cost of products sold
Forward starting interest rate swaps	3	2	1	Interest expense
Total before tax	—	(1)	(10)
Tax expense (benefit)	—	—	2
Loss (gain), net of tax	$—	$(1)	$(8)

Pension and postretirement benefit adjustments:
Prior service credit	$(1)	$—	$—	Other expenses / (income)
Tax expense (benefit)	1	—	—
Loss (gain), net of tax	$—	$—	$—

6. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill:

(Millions)	Meals & Beverages	Snacks	Total
Net balance at July 30, 2023	$990	$2,975	$3,965
Acquisition(1)	1,116	—	1,116
Foreign currency translation adjustment	(4)	—	(4)
Net balance at July 28, 2024	$2,102	$2,975	$5,077
Divestitures(2)	(65)	(21)	(86)
Foreign currency translation adjustment	—	—	—
Net balance at August 3, 2025	$2,037	$2,954	$4,991
______________________________________
(1)See Note 3 for additional information on the acquisition of Sovos Brands.
(2)See Note 4 for additional information on divestitures.
Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill:

	2025				2024
(Millions)	Cost	Accumulated Amortization	Divestiture(1)	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$1,060	$(367)	$(17)	$676	$1,060	$(300)	$760
Definite-lived trademarks	76	(2)	(72)	2	76	(2)	74
Total amortizable intangible assets	$1,136	$(369)	$(89)	$678	$1,136	$(302)	$834
Indefinite-lived trademarks
Rao's				$1,470			$1,470
Snyder's of Hanover				470			620
Lance				350			350
Kettle Brand				318			318
Pace				292			292
Pacific Foods				280			280
Cape Cod				187			187
Various other Snacks(2) (3)				311			365
Total indefinite-lived trademarks				$3,678			$3,882
Total net intangible assets				$4,356			$4,716
______________________________________
(1)See Note 4 for additional information on the divestiture of our noosa yoghurt business.
(2)The carrying amount as of July 28, 2024 included the $28 million Pop Secret trademark, which was divested with the sale of the business in 2025. See Note 4 for additional information.
(3)Includes the Late July and Allied brands trademarks.
Amortization expense was $68 million for 2025, $73 million for 2024 and $48 million for 2023. Amortization expense in 2025, 2024 and 2023 included accelerated amortization expense of $20 million, $27 million and $7 million, respectively, on customer relationships which began in the fourth quarter of 2023 due to the loss of certain contract manufacturing customers. As of August 3, 2025, amortizable intangible assets had a weighted-average remaining useful life of 18 years. Amortization expense is estimated to be approximately $40 million per year for the following five years.
In the fourth quarter of 2024, we recognized an impairment charge of $53 million on certain salty snacks and cookie trademarks within our Snacks segment, including Tom’s, Jays, Kruncher’s, O-Ke-Doke, Stella D’oro and Archway, collectively referred to as our "Allied brands." In 2024, sales and operating performance were below expectations due in part to competitive pressure and reduced margins. In the fourth quarter of 2024, based on recent performance and the reevaluation of the position of the Allied brands within our portfolio, we lowered our near-term and long-term outlook for future sales and operating performance, reducing the carrying value of the trademarks to $43 million.
In the fourth quarter of 2024, we performed an impairment assessment on the assets in our Pop Secret popcorn business within our Snacks segment as sales and operating performance were below expectations due in part to competitive pressure and reduced margins, and as we pursued divesting the business. As a result of these factors, in the fourth quarter of 2024, we lowered our long-term outlook for the business and recognized an impairment charge of $76 million on the trademark, reducing the carrying value of the trademark to $28 million. The sale of the business was completed on August 26, 2024.
During the second quarter of 2025, we performed an interim impairment assessment on our Allied brands trademarks as our sales performance was below expectations. In the second quarter of 2025, based on recent performance, we lowered our long-term outlook and recognized an impairment charge of $15 million on the trademarks, reducing the carrying value to $28 million.
During the second quarter of 2025, we performed an interim impairment assessment on the Late July trademark within our Snacks segment as our sales performance was below expectations. In the second quarter of 2025, based on recent performance, we lowered our long-term outlook and recognized an impairment charge of $11 million on the trademark, reducing the carrying value to $47 million.
During the third quarter of 2025, we performed an interim impairment assessment on the Snyder's of Hanover trademark within our Snacks segment as our sales and operating performance were below expectations. In the third quarter of 2025, based on recent performance, we lowered our long-term outlook and recognized an impairment charge of $150 million on the trademark, reducing the carrying value to $470 million.
The impairment charges were recorded in Other expenses / (income) in the Consolidated Statement of Earnings.
As of the 2025 annual impairment testing, indefinite-lived trademarks with approximately 10% or less of excess coverage of fair value over carrying value had an aggregate carrying value of $2.587 billion and included the Rao's, Snyder's of Hanover, Pace, Pacific Foods, Late July and Allied brands trademarks.
The estimates of future cash flows used in impairment testing involve significant management judgment and are based upon assumptions about expected future operating performance, assumed royalty rates, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The actual cash flows could differ materially from management’s estimates due to changes in business conditions, operating performance and economic conditions, including the potential impact of tariffs.
7. Segment Information
Our operating segments, which are also our reportable segments, are as follows:
•Meals & Beverages, which consists of soup, simple meals and beverages products in retail and foodservice in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; SpaghettiOs pasta; Campbell’s gravies, beans and dinner sauces; Swanson canned poultry; V8 juices and beverages; Campbell's tomato juice; and as of March 12, 2024, Rao's pasta sauces, dry pasta, frozen entrées, frozen pizza and soups; Michael Angelo’s frozen entrées and pasta sauces; and noosa yogurts. The noosa yoghurt business was sold on February 24, 2025. The segment also includes snacking products in foodservice and Canada; and
•Snacks, which consists of Pepperidge Farm cookies, crackers, fresh bakery and frozen products, including Goldfish crackers, Snyder’s of Hanover pretzels, Lance sandwich crackers, Cape Cod potato chips, Kettle Brand potato chips, Late July snacks, Snack Factory pretzel crisps, and other snacking products in retail in the U.S. The segment also includes the snacking and meals and beverages retail business in Latin America. The segment also included the results of our Pop Secret popcorn business, which was sold on August 26, 2024 and our Emerald nuts business, which was sold on May 30, 2023.
Beginning in 2026, the snacking and meals and beverages retail business in Latin America is managed under our Meals & Beverages segment.
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
Our chief operating decision maker (CODM) is our President and Chief Executive Officer. Our CODM uses segment operating earnings as the profit measure in evaluating segment performance during the annual plan and forecasting process and in monitoring actual performance versus plan. Segment operating earnings are comprised of earnings before interest, taxes and costs associated with restructuring activities, cost savings and optimization initiatives, impairment charges, accelerated amortization and corporate expenses. Unrealized gains and losses on outstanding undesignated commodity hedging activities are excluded from segment operating earnings and are recorded in Corporate as these open positions represent hedges of future purchases. Upon closing of the contracts, the realized gain or loss is transferred to segment operating earnings, which allows the segments to reflect the economic effects of the hedge without exposure to quarterly volatility of unrealized gains and losses. Only the service cost component of pension and postretirement expense is allocated to segments. All other components of expense, including interest cost, expected return on assets, amortization of prior service credits and recognized actuarial gains and losses are reflected in Corporate and not included in segment operating results. Asset information by segment is not discretely maintained for internal reporting or used in evaluating performance by the CODM.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of consolidated net sales in 2025 and 22% in 2024 and 2023. Both of our reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates.

	2025			2024			2023
(Millions)	Meals & Beverages	Snacks	Total	Meals & Beverages	Snacks	Total	Meals & Beverages	Snacks	Total
Net sales	$6,050	$4,203	$10,253	$5,258	$4,378	$9,636	$4,907	$4,450	$9,357
Cost of products sold	4,140	2,970		3,532	3,063		3,292	3,151
Other segment items(1)	834	673		752	667		721	659
Segment operating earnings	$1,076	$560	$1,636	$974	$648	$1,622	$894	$640	$1,534
Corporate expense (income)(2)			488			584			206
Restructuring charges(3)			24			38			16
Earnings before interest and taxes			$1,124			$1,000			$1,312
Interest expense			345			249			188
Interest income			17			6			4
Earnings before taxes			$796			$757			$1,128

(Millions)	2025	2024	2023
Depreciation and amortization
Meals & Beverages	$177	$163	$151
Snacks	234	228	211
Corporate(4)	23	20	25
Total	$434	$411	$387

(Millions)	2025	2024	2023
Capital expenditures
Meals & Beverages	$195	$147	$129
Snacks	148	279	199
Corporate(4)	83	91	42
Total	$426	$517	$370
______________________________________
(1)Other segment items for each of the reportable segments includes marketing and selling expenses, administrative expenses, research and development expenses and expense for amortization of intangible assets.
(2)Represents unallocated items. Pension and postretirement actuarial gains and losses are included in Corporate. There were actuarial losses of $24 million in 2025, losses of $33 million in 2024 and gains of $15 million in 2023. Costs related to the cost savings and optimization initiatives were $101 million, $92 million and $50 million in 2025, 2024 and 2023, respectively. Unrealized mark-to-market adjustments on outstanding undesignated commodity hedges were gains of $11 million in 2025, losses of $22 million in 2024 and gains of $21 million in 2023. Accelerated amortization expense related to customer relationship intangible assets was $20 million, $27 million and $7 million in 2025, 2024 and 2023, respectively. Intangible asset impairment charges were $176 million and $129 million in 2025 and 2024, respectively. Insurance recoveries of $1 million and costs of $3 million related to a cybersecurity incident were included in 2025 and 2024, respectively. Litigation expenses related to the Plum baby food and snacks business, which was divested on May 3, 2021, and certain other litigation matters were $5 million in 2025 and 2024. A loss on the sale of our Pop Secret popcorn business of $25 million was included in 2025 and a loss on the sale of our Emerald nuts business of $13 million was included in 2023. Costs associated with the acquisition of Sovos Brands were $105 million and $5 million in 2024 and 2023, respectively.
(3)See Note 8 for additional information.
(4)Represents primarily corporate offices and enterprise-wide information technology systems.
Our net sales based on product categories are as follows:

(Millions)	2025	2024	2023
Net sales
Soup	$2,776	$2,709	$2,740
Snacks	4,431	4,597	4,643
Other simple meals	2,325	1,618	1,205
Beverages	721	712	769
Total	$10,253	$9,636	$9,357
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
We are a North American focused company with 95% of our net sales related to our U.S operations in 2025, 2024 and 2023. Primarily all of our long-lived assets relate to our U.S. operations, with less than 1% related to non-U.S operations in 2025 and 2024.
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
A summary of the pre-tax charges recorded in the Consolidated Statements of Earnings related to these initiatives is as follows:

(Millions)	2024	2023	Total Program
Restructuring charges	$17	$16	$297
Administrative expenses	54	24	437
Cost of products sold	26	18	128
Marketing and selling expenses	4	5	23
Research and development expenses	3	3	10
Total pre-tax charges	$104	$66	$895

A summary of the pre-tax costs associated with these initiatives is as follows:

(Millions)	Total Program
Severance pay and benefits	$253
Asset impairment/accelerated depreciation	134
Implementation costs and other related costs	508
Total	$895
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
A summary of the pre-tax charges recorded in the Consolidated Statement of Earnings related to these initiatives is as follows:

(Millions)	2025
Restructuring charges	$24
Administrative expenses	41
Cost of products sold	32
Marketing and selling expenses	4
Research and development expenses	3
Total pre-tax charges	$104

A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of August 3, 2025
Severance pay and benefits	$24
Asset impairment/accelerated depreciation	31
Implementation costs and other related costs	49
Total	$104
The total estimated pre-tax costs for actions that have been identified to date are approximately $215 million, and we expect to incur substantially all of the costs through 2028. These estimates will be updated as the detailed plans are developed.
We expect the costs for the actions that have been identified to date to consist of the following: approximately $30 million in severance pay and benefits; approximately $55 million in asset impairment and accelerated depreciation; and approximately $130 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 71%; Snacks - approximately 11% and Corporate - approximately 18%.
Of the aggregate $215 million of pre-tax costs identified to date, we expect approximately $155 million will be cash expenditures. In addition, we expect to invest approximately $205 million in capital expenditures, of which we invested $147 million as of August 3, 2025. The capital expenditures primarily relate to optimization of production within our manufacturing network, optimization of information technology infrastructure and applications and implementation of our existing SAP enterprise-resource planning system for Sovos Brands.
A summary of the restructuring activity and related reserves is as follows:

(Millions)	Severance Pay and Benefits	Implementation Costs and Other Related Costs(3)	Asset Impairment/Accelerated Depreciation	Other Non-Cash Exit Costs(4)	Total Charges
Accrued balance at July 28, 2024(1)	$36
2025 charges	24	47	31	2	$104
2025 cash payments	(27)
Accrued balance at August 3, 2025(2)	$33
__________________________________________
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
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

(Millions)	2025
Meals & Beverages	$74
Snacks	14
Corporate	16
Total	$104
Other Optimization Initiatives
In the second quarter of 2024, we began implementation of an initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. Pursuant to this initiative we will purchase certain Pepperidge Farm and Snyder's-Lance routes where there are opportunities to unlock greater scale in select markets, combine them and sell the combined routes to independent contractor distributors. We expect to execute this program in a staggered rollout and to incur expenses of up to approximately $115 million through 2029. In 2025, we incurred $20 million in Marketing and selling expenses and $1 million in Administrative expenses related to this initiative. In 2024, we incurred $5 million in Marketing and selling expenses related to this initiative As of August 3, 2025, we have incurred $25 million in Marketing and selling expenses and $1 million in Administrative expenses related to this initiative.
9. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for 2025 excludes approximately 1 million stock options that would have been antidilutive. The earnings per share calculation for 2024 and 2023 excludes less than 1 million stock options that would have been antidilutive.
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
Components of net periodic benefit expense (income) were as follows:

	Pension			Postretirement
(Millions)	2025	2024	2023	2025	2024	2023
Service cost	$13	$13	$13	$—	$—	$—
Interest cost	61	65	73	6	8	7
Expected return on plan assets	(79)	(80)	(100)	—	—	—
Amortization of prior service cost (credit)	—	—	1	(1)	—	(1)
Actuarial losses (gains)	26	33	(6)	(2)	—	(9)
Net periodic benefit expense (income)	$21	$31	$(19)	$3	$8	$(3)
The components of net periodic benefit expense (income) other than the service cost component are included in Other expenses / (income) in the Consolidated Statements of Earnings.
The pension actuarial losses recognized in 2025 were primarily due to gains on plan assets that were less than the expected return, partially offset by increases in the discount rates used to determine the benefit obligation. The pension actuarial losses recognized in 2024 were primarily due to decreases in discount rates used to determine the benefit obligation and plan experience, partially offset by gains on plan assets. The pension actuarial gains recognized in 2023 were primarily due to increases in discount rates used to determine the benefit obligation and the gain from the annuity settlement, partially offset by losses on plan assets and plan experience.
The postretirement actuarial gains recognized in 2025 were primarily due to plan experience. The postretirement actuarial gains recognized in 2023 were primarily due to increases in discount rates used to determine the benefit obligation.
Change in benefit obligation:

	Pension		Postretirement
(Millions)	2025	2024	2025	2024
Obligation at beginning of year	$1,267	$1,257	$145	$153
Service cost	13	13	—	—
Interest cost	61	65	6	8
Actuarial losses (gains)	(8)	38	(2)	—
Plan amendment	—	—	(7)	—
Benefits paid	(119)	(101)	(15)	(16)
Other	—	(1)	—	—
Foreign currency translation adjustment	—	(4)	—	—
Benefit obligation at end of year	$1,214	$1,267	$127	$145
Change in the fair value of pension plan assets:

(Millions)	2025	2024
Fair value at beginning of year	$1,307	$1,316
Actual return on plan assets	45	86
Employer contributions	1	1
Benefits paid	(109)	(91)
Foreign currency translation adjustment	—	(5)
Fair value at end of year	$1,244	$1,307
Net amounts recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
(Millions)	2025	2024	2025	2024
Other assets	$128	$143	$—	$—
Accrued liabilities	10	10	16	17
Other liabilities	88	93	111	128
Net amounts recognized asset / (liability)	$30	$40	$(127)	$(145)
Amounts recognized in Accumulated other comprehensive income (loss) consist of:

(Millions)	Postretirement
	2025	2024
Prior service credit (cost)	$9	$3
The change in amounts recognized in accumulated other comprehensive income (loss) associated with postretirement benefits was due to the plan amendment in 2025, net of amortization.
The following table provides information for pension plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets:

(Millions)	2025	2024
Projected benefit obligation	$98	$103
Accumulated benefit obligation	$96	$102
Fair value of plan assets	$—	$—

The accumulated benefit obligation for all pension plans was $1.195 billion at August 3, 2025, and $1.247 billion at July 28, 2024.
Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2025	2024	2025	2024
Discount rate	5.41%	5.28%	5.26%	5.23%
Rate of compensation increase	3.23%	3.23%	3.25%	3.25%
Interest crediting rate	4.00%	4.00%	Not applicable
Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	Pension
	2025	2024	2023
Discount rate	5.28%	5.46%	5.03%
Expected return on plan assets	6.40%	6.38%	6.40%
Rate of compensation increase	3.23%	3.23%	3.23%
Interest crediting rate	4.00%	4.00%	4.00%
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
The discount rate used to determine net periodic postretirement expense was 5.23% in 2025, 5.47% in 2024, and 4.48% in 2023.
Assumed health care cost trend rates at the end of the year:

	2025	2024
Health care cost trend rate assumed for next year	6.50%	6.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2032	2030
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

Our year-end pension plan weighted-average asset allocations by category were:

	Strategic Target	2025	2024
Equity securities	20%	20%	20%
Debt securities	74%	74%	73%
Real estate and other	6%	6%	7%
Total	100%	100%	100%
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
The following table presents our pension plan assets by asset category at August 3, 2025, and July 28, 2024:

	Fair Value as of August 3, 2025	Fair Value Measurements at August 3, 2025 Using Fair Value Hierarchy			Fair Value as of July 28, 2024	Fair Value Measurements at July 28, 2024 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Short-term investments	$2	$2	$—	$—	$3	$1	$2	$—
Equities:
U.S.	1	—	1	—	1	—	1	—
Corporate bonds:
U.S.	410	—	410	—	416	—	416	—
Non-U.S.	81	—	81	—	85	—	85	—
Government and agency bonds:
U.S.	302	—	302	—	326	—	326	—
Non-U.S.	23	—	23	—	16	—	16	—
Municipal bonds	3	—	3	—	4	—	4	—
Mortgage and asset backed securities	7	—	7	—	—	—	—	—
Real estate	—	—	—	—	1	—	—	1
Hedge funds	4	—	—	4	7	—	—	7
Derivative assets	—	—	—	—	1	—	1	—
Derivative liabilities	—	—	—	—	(1)	—	(1)	—
Total assets at fair value	$833	$2	$827	$4	$859	$1	$850	$8
Investments measured at net asset value:
Short-term investments	$27				$46
Commingled equity funds	244				259
Commingled fixed income funds	79				77
Real estate	68				65
Total investments measured at net asset value:	$418				$447
Other items to reconcile to fair value	(7)				1
Total pension plan assets at fair value	$1,244				$1,307
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
Real estate — Real estate investments consist of property funds and commingled funds primarily invested in publicly listed infrastructure securities and publicly traded real estate securities. Real estate investments are valued based on the net asset values of such funds and included as a reconciling item to the fair value table.
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
The following table summarizes the changes in fair value of Level 3 investments for the years ended August 3, 2025, and July 28, 2024:

(Millions)	Real Estate	Hedge Funds	Total
Fair value at July 28, 2024	$1	$7	$8
Actual return on plan assets	—	(1)	(1)
Purchases, sales and settlements, net	(1)	(2)	(3)
Transfers out of Level 3	—	—	—
Fair value at August 3, 2025	$—	$4	$4

(Millions)	Real Estate	Hedge Funds	Total
Fair value at July 30, 2023	$1	$8	$9
Actual return on plan assets	—	(1)	(1)
Purchases, sales and settlements, net	—	—	—
Transfers out of Level 3	—	—	—
Fair value at July 28, 2024	$1	$7	$8
Estimated future benefit payments are as follows:

(Millions)	Pension	Postretirement
2026	$127	$16
2027	$121	$15
2028	$113	$14
2029	$108	$13
2030	$105	$12
2031-2035	$469	$50

The estimated future benefit payments include payments from funded and unfunded plans.
We do not expect contributions to pension plans to be material in 2026.
Defined Contribution Plans — We sponsor a 401(k) Retirement Plan that covers substantially all U.S. employees and provide a matching contribution of 100% of employee contributions up to 4% of eligible compensation. In addition, for employees not eligible to participate in defined benefit plans that we sponsor, we provide a contribution equal to 3% of eligible compensation regardless of their participation in the 401(k) Retirement Plan. Amounts charged to Costs and expenses were $77 million in 2025 and $73 million in 2024 and 2023.
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
The components of lease costs were as follows:

(Millions)	2025	2024	2023
Operating lease cost(1)	$115	$101	$86
Finance lease - amortization of ROU assets	29	22	16
Finance lease - interest on lease liabilities	4	2	—
Short-term lease cost	65	66	64
Variable lease cost	261	217	207
Total	$474	$408	$373
__________________________________________
(1)2024 excludes costs associated with the cost savings initiatives described in Note 8.
The following table summarizes the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
(Millions)	Balance Sheet Classification	2025	2024
ROU assets, net	Other assets	$326	$333
Lease liabilities (current)	Accrued liabilities	$96	$90
Lease liabilities (noncurrent)	Other liabilities	$259	$268

	Financing Leases
(Millions)	Balance Sheet Classification	2025	2024
ROU assets, net	Plant assets, net of depreciation	$66	$72
Lease liabilities (current)	Short-term borrowings	$32	$25
Lease liabilities (noncurrent)	Long-term debt	$38	$46
Weighted-average lease terms and discount rates were as follows:

	2025		2024
	Operating	Finance	Operating	Finance
Weighted-average remaining term in years	4.4	4.1	4.8	8.2
Weighted-average discount rate	4.5%	5.0%	4.2%	5.0%

Future minimum lease payments are as follows:

(Millions)	Operating	Finance
2026	$113	$34
2027	94	16
2028	71	9
2029	55	7
2030	31	3
Thereafter	30	8
Total future undiscounted lease payments	394	77
Less interest	39	7
Total reported lease liability	$355	$70
The following table summarizes cash flow and other information related to leases:

(Millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$111	$95	$84
Operating cash flows from finance leases	$4	$2	$—
Financing cash flows from finance leases	$31	$20	$17

ROU assets obtained in exchange for lease obligations:
Operating leases	$93	$153	$117
Finance leases	$37	$55	$17

ROU assets obtained with business acquired:
Operating leases		$15
Finance leases		$13

12. Taxes on Earnings
The provision for income taxes on earnings consists of the following:

(Millions)	2025	2024	2023
Income taxes:
Currently payable:
Federal	$202	$190	$229
State	42	41	39
Non-U.S.	4	6	7
	248	237	275
Deferred:
Federal	(40)	(37)	(8)
State	(14)	(9)	2
Non-U.S.	—	(1)	1
	(54)	(47)	(5)
	$194	$190	$270

(Millions)	2025	2024	2023
Earnings before income taxes:
United States	$784	$735	$1,105
Non-U.S.	12	22	23
	$796	$757	$1,128
The following is a reconciliation of the effective income tax rate to the U.S. federal statutory income tax rate:

	2025	2024	2023
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes (net of federal tax benefit)	2.8	3.2	2.9
Tax effect of international items	—	(0.1)	—
State income tax law changes	(0.4)	(0.1)	0.1
Divestitures	1.8	—	0.2
Nondeductible executive compensation(1)	0.4	1.5	0.4
Other	(1.2)	(0.4)	(0.7)
Effective income tax rate	24.4%	25.1%	23.9%
__________________________________________
(1)The increase in 2024 is associated with the acquisition of Sovos Brands.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes certain provisions of the Tax Cuts and Jobs Act of 2017 permanent and makes changes to some U.S. corporate tax provisions, many of which have different effective dates. The provisions of the OBBBA did not have a material impact on our consolidated financial statements in 2025. We do not expect the OBBBA to have a material impact on our effective tax rate. However, we do anticipate future cash tax benefits due to changes in the tax laws for depreciation and research and development expenses.
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

Deferred tax liabilities and assets are comprised of the following:

(Millions)	2025	2024
Depreciation	$353	$353
Amortization	1,197	1,260
Operating lease ROU assets	81	86
Pension	30	34
Other	12	10
Deferred tax liabilities	1,673	1,743
Benefits and compensation	98	113
Pension benefits	23	24
Tax loss carryforwards	5	7
Capital loss carryforwards	18	24
Operating lease liabilities	88	91
Capitalized research and development	44	34
Other	69	55
Gross deferred tax assets	345	348
Deferred tax asset valuation allowance	(23)	(29)
Deferred tax assets, net of valuation allowance	322	319
Net deferred tax liability	$1,351	$1,424
As of August 3, 2025, our U.S. and non-U.S. subsidiaries had tax loss carryforwards of approximately $114 million. Of these carryforwards, $10 million may be carried forward indefinitely, and $104 million expire between 2026 and 2044, with the majority expiring after 2028. As of August 3, 2025, our net deferred liability included $5 million of tax effected loss carryforwards, of which $3 million was offset by a deferred tax asset valuation allowance. Additionally, as of August 3, 2025, our U.S. and non-U.S. subsidiaries had capital loss carryforwards of approximately $98 million. Of these capital loss carryforwards, $52 million expire in 2026, and $46 million may be carried forward indefinitely. As of August 3, 2025, our net deferred liability included $18 million of tax effected capital loss carryforwards, all of which was offset by a deferred tax asset valuation allowance.
The net change in the deferred tax asset valuation allowance in 2025 was a decrease of $6 million. The decrease was primarily due to the sale of our Pop Secret popcorn business. The net change in the deferred tax asset valuation allowance in 2024 was a decrease of $100 million. The decrease was primarily due to the expiration of capital loss carryforwards in 2024. The net change in the deferred tax asset valuation allowance in 2023 was a decrease of $2 million. The decrease was primarily due to state tax loss carryforwards.
As of August 3, 2025, other deferred tax assets included $3 million of state tax credit carryforwards with the majority expiring between 2029 and 2039. As of August 3, 2025, deferred tax asset valuation allowances had been established to offset $2 million of the tax credit carryforwards.
As of August 3, 2025, we had approximately $11 million of undistributed earnings of foreign subsidiaries which are deemed to be permanently reinvested and for which we have not recognized a deferred tax liability. We estimate that the tax liability that might be incurred if permanently reinvested earnings were remitted to the U.S. would not be material. Foreign subsidiary earnings in 2021 and thereafter are not considered permanently reinvested and we have therefore recognized a deferred tax liability and expense.
A reconciliation of the activity related to unrecognized tax benefits follows:

(Millions)	2025	2024	2023
Balance at beginning of year	$17	$15	$14
Increases related to prior-year tax positions	1	2	—
Decreases related to prior-year tax positions	—	—	—
Increases related to current-year tax positions	1	2	2
Settlements	—	—	—
Lapse of statute	(1)	(2)	(1)
Balance at end of year	$18	$17	$15

The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was $15 million as of August 3, 2025, $14 million as of July 28, 2024, and $12 million as of July 30, 2023. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $4 million within the next 12 months due to settlement of tax examinations.
Our accounting policy for interest and penalties attributable to income taxes is to reflect any expense or benefit as a component of our income tax provision. The total amount of interest and penalties recognized in the Consolidated Statements of Earnings was not material in 2025, 2024, and 2023. The total amount of interest and penalties recognized in the Consolidated Balance Sheets in Other liabilities was $7 million as of August 3, 2025, and $6 million as of July 28, 2024.
We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities, including the U.S. and Canada. With limited exceptions, we have been audited for income tax purposes in the U.S. through 2023 and in Canada through 2017. In addition, several state income tax examinations are in progress for the years 2017 to 2023.
13. Short-term Borrowings and Long-term Debt
Short-term borrowings consist of the following:

(Millions)	2025	2024
Commercial paper	$332	$250
Notes	400	1,150
Finance leases	32	25
Other(1)	(2)	(2)
Total short-term borrowings	$762	$1,423
______________________________________
(1)Includes unamortized net discount/premium on debt issuances and debt issuance costs.
The weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 4.69% as of August 3, 2025, and 5.60% as of July 28, 2024.
As of August 3, 2025, we issued $27 million of standby letters of credit.
On April 16, 2024, we terminated our existing revolving credit facility dated September 27, 2021 (as amended on April 4, 2023). On April 16, 2024, we entered into a Five-Year Credit Agreement for an unsecured, senior revolving credit facility (the 2024 Revolving Credit Facility Agreement) in an aggregate principal amount equal to $1.85 billion with a maturity date of April 16, 2029, or such later date as extended pursuant to the terms set forth in the 2024 Revolving Credit Facility Agreement. On August 5, 2025, we entered into an Extension Agreement to extend the maturity date of the 2024 Revolving Credit Facility Agreement by one year from April 16, 2029 to April 16, 2030. The 2024 Revolving Credit Facility Agreement remained unused at August 3, 2025, except for $1 million of standby letters of credit that we issued under it. We may increase the 2024 Revolving Credit Facility Agreement commitments up to an additional $500 million, subject to the satisfaction of certain conditions. Loans under the 2024 Revolving Credit Facility Agreement will bear interest at the rates specified in the 2024 Revolving Credit Facility Agreement, which vary based on the type of loan and certain other conditions. The 2024 Revolving Credit Facility Agreement facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense of not less than 3.25:1.00, and customary events of default for credit facilities of this type. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
We have $400 million aggregate principal amount of senior notes maturing in March 2026 that we expect to repay and/or refinance using available sources, which may include cash on hand, accessing the capital markets, commercial paper and/or revolving credit facility.

Long-term debt consists of the following:

(Millions)	2025	2024
3.95% Notes due March 15, 2025	$—	$850
3.30% Notes due March 19, 2025	—	300
Variable-rate term loan due November 15, 2025	—	400
5.30% Notes due March 20, 2026	400	400
5.20% Notes due March 19, 2027	500	500
4.15% Notes due March 15, 2028	1,000	1,000
5.20% Notes due March 21, 2029	600	600
2.375% Notes due April 24, 2030	500	500
5.40% Notes due March 21, 2034	1,000	1,000
4.75% Notes due March 23, 2035	800	—
3.80% Notes due August 2, 2042	163	163
4.80% Notes due March 15, 2048	700	700
3.125% Notes due April 24, 2050	500	500
5.25% Notes due October 13, 2054	350	—
Finance leases	38	46
Other(1)	(56)	(48)
Total	$6,495	$6,911
Less current portion	400	1,150
Total long-term debt	$6,095	$5,761
______________________________________
(1)Includes unamortized net discount/premium on debt issuances and debt issuance costs.
Principal amounts of long-term debt, including finance lease obligations, maturing over the next five years are as follows:

(Millions)
2026	$432
2027	$514
2028	$1,008
2029	$606
2030	$503
Thereafter	$3,520
On November 15, 2022, we entered into a delayed draw term loan credit agreement (the 2022 DDTL Credit Agreement) totaling up to $500 million scheduled to mature on November 15, 2025. Loans under the 2022 DDTL Credit Agreement bear interest at the rates specified in the 2022 DDTL Credit Agreement, which vary based on the type of loan and certain other conditions. The 2022 DDTL Credit Agreement contains customary representations and warranties, affirmative and negative covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the 2022 DDTL Credit Agreement) of not less than 3.25:1.00, and events of default for credit facilities of this type. We borrowed $500 million under the 2022 DDTL Credit Agreement on March 13, 2023, and used the proceeds and cash on hand to repay the 3.65% $566 million Notes that matured on March 15, 2023. On April 5, 2024, we repaid $100 million of the $500 million outstanding under the 2022 DDTL Credit Agreement. The remaining $400 million was repaid in October 2024 and November 2024 as described below.
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
On October 2, 2024, pursuant to the registration statement, we completed the issuance of senior unsecured notes of $1.15 billion, consisting of:
•    $800 million aggregate principal amount of notes bearing interest at a fixed rate of 4.75% per annum, due March 23, 2035, with interest payable semi-annually on each of March 23 and September 23 commencing March 23, 2025; and
•    $350 million aggregate principal amount of notes bearing interest at a fixed rate of 5.25% per annum, due October 13, 2054, with interest payable semi-annually on each of April 13 and October 13 commencing April 13, 2025.
The notes contain customary covenants and events of default. If a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date. In October 2024, we used a portion of the net proceeds from the issuance of the notes to repay $200 million of the $400 million outstanding under the 2022 DDTL Credit Agreement due November 15, 2025 and a portion of our outstanding commercial paper. In November 2024, we repaid the remaining $200 million outstanding under the 2022 DDTL Credit Agreement. In March 2025, we used a portion of the net proceeds from the issuance of the notes along with cash on hand and the issuance of commercial paper to repay a $1.15 billion aggregate principal amount of senior notes that matured in March 2025.
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

Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit risk-related contingent features in our derivative instruments as of August 3, 2025, or July 28, 2024.
We are also exposed to credit risk from our customers. During 2025, our largest customer accounted for approximately 21% of consolidated net sales. Our five largest customers accounted for approximately 47% of our consolidated net sales in 2025.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk, primarily the Canadian dollar and Euro, related to intercompany transactions and third-party transactions. We utilize foreign exchange forward and option contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $183 million as of August 3, 2025, and $108 million as of July 28, 2024. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income (loss). The notional amount of foreign exchange forward contracts and option contracts that are not designated as accounting hedges was $413 million as of August 3, 2025, and $189 million as of July 28, 2024.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt. From time to time, we may use interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. We manage our exposure to interest volatility on future debt issuances by entering into forward starting interest rate swaps or treasury lock contracts to hedge the rate on the interest payments related to the anticipated debt issuance. The forward starting interest rate swaps or treasury lock contracts are either designated as cash-flow hedging instruments or are undesignated. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), and reclassified into Interest expense over the life of the debt issued. The change in fair value on undesignated instruments is recorded in Interest expense. In conjunction with the issuance of senior unsecured notes on October 2, 2024, due on March 23, 2035, we settled forward starting interest rate swaps with a notional value of $700 million at a gain of less than $1 million. We settled forward starting interest rate swaps with a notional value of $1.1 billion in March 2024 at a loss of $11 million. The gains and losses on these instruments were recorded in other comprehensive income (loss) and will be recognized in Interest expense over the respective lives of the debt. There were no forward starting interest rate swaps or treasury lock contracts outstanding as of August 3, 2025 and July 28, 2024.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, natural gas, soybean oil, cocoa, aluminum, soybean meal and corn. Commodity futures, options and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts designated as cash-flow hedges as of August 3, 2025 or July 28, 2024. The notional amount of commodity contracts not designated as accounting hedges was $184 million as of August 3, 2025, and $200 million as of July 28, 2024. The change in fair value on undesignated instruments is recorded in Cost of products sold.
We have a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional amount was approximately $49 million as of August 3, 2025, and $48 million as of July 28, 2024. The change in fair value on the embedded derivative is recorded in Cost of products sold.

Deferred Compensation Obligation Price Risk
We enter into swap contracts which hedge a portion of exposures relating to the total return of certain deferred compensation obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts as of August 3, 2025, and July 28, 2024, were $76 million and $71 million, respectively.
The following tables summarize the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of August 3, 2025, and July 28, 2024:

(Millions)	Balance Sheet Classification	2025	2024
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	$—	$2
Total derivatives designated as hedges		$—	$2
Derivatives not designated as hedges:
Commodity contracts	Other current assets	$12	$6
Deferred compensation contracts	Other current assets	1	3
Foreign exchange contracts	Other current assets	2	—
Total derivatives not designated as hedges		$15	$9
Total asset derivatives		$15	$11

(Millions)	Balance Sheet Classification	2025	2024
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange contracts	Accrued liabilities	$3	$—
Total derivatives designated as hedges		$3	$—
Derivatives not designated as hedges:
Commodity contracts	Accrued liabilities	$11	$16
Total derivatives not designated as hedges		$11	$16
Total liability derivatives		$14	$16
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of August 3, 2025, and July 28, 2024, would be adjusted as detailed in the following table:

	2025			2024
(Millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$15	$(5)	$10	$11	$(1)	$10
Total liability derivatives	$14	$(5)	$9	$16	$(1)	$15
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. A cash margin liability balance of less than $1 million at August 3, 2025, and an asset balance of $2 million at July 28, 2024, were included in Accrued liabilities and Other current assets, respectively, in the Consolidated Balance Sheets.

The following table shows the effect of our derivative instruments designated as cash-flow hedges in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
(Millions)		2025	2024	2023
OCI derivative gain (loss) at beginning of year		$(11)	$(5)	$—
Effective portion of changes in fair value recognized in OCI:
Foreign exchange contracts		(3)	6	5
Forward starting interest rate swaps		—	(11)	—
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Commodity contracts	Cost of products sold	—	—	(3)
Foreign exchange contracts	Cost of products sold	(3)	(3)	(8)
Forward starting interest rate swaps	Interest expense	3	2	1
OCI derivative gain (loss) at end of year		$(14)	$(11)	$(5)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $6 million.
The following table shows the total amounts of line items presented in the Consolidated Statements of Earnings in which the effects of derivative instruments designated as cash-flow hedges are recorded and the total effect of hedge activity on these line items:

	2025		2024		2023
(Millions)	Cost of products sold	Interest expense	Cost of products sold	Interest expense	Cost of products sold	Interest expense
Consolidated Statements of Earnings	$7,134	$345	$6,665	$249	$6,440	$188

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$(3)	$3	$(3)	$2	$(11)	$1
The amount excluded from effectiveness testing recognized in each line item of earnings using an amortization approach was not material in all periods presented.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

(Millions)	Location of Loss (Gain) Recognized in Earnings	2025	2024	2023
Foreign exchange contracts	Cost of products sold	$(3)	$(1)	$—
Commodity contracts	Cost of products sold	(10)	14	(27)
Deferred compensation contracts	Administrative expenses	(9)	(8)	(4)
Total		$(22)	$5	$(31)
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis consistent with the fair value hierarchy:

	Fair Value as of August 3, 2025	Fair Value Measurements at August 3, 2025 Using Fair Value Hierarchy			Fair Value as of July 28, 2024	Fair Value Measurements at July 28, 2024 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange contracts(1)	$2	$—	$2	$—	$2	$—	$2	$—
Commodity derivative contracts(2)	12	1	8	3	6	—	1	5
Deferred compensation derivative contracts(3)	1	—	1	—	3	—	3	—
Deferred compensation investments(4)	1	1	—	—	1	1	—	—
Total assets at fair value	$16	$2	$11	$3	$12	$1	$6	$5

	Fair Value as of August 3, 2025	Fair Value Measurements at August 3, 2025 Using Fair Value Hierarchy			Fair Value as of July 28, 2024	Fair Value Measurements at July 28, 2024 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange contracts(1)	$3	$—	$3	$—	$—	$—	$—	$—
Commodity derivative contracts(2)	11	—	7	4	16	1	15	—
Deferred compensation obligation(4)	102	102	—	—	101	101	—	—
Total liabilities at fair value	$116	$102	$10	$4	$117	$102	$15	$—
______________________________________
(1)Based on observable market transactions of spot currency rates and forward rates.
(2)Level 1 and 2 are based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace. Level 3 is based on unobservable inputs in which there is little or no market data, which requires management’s own assumptions within an internally developed model.
(3)Based on equity and fixed income index swap rates.
(4)Based on the fair value of the participants’ investments.
The following table summarizes the changes in fair value of Level 3 assets:

(Millions)	2025	2024
Fair value at beginning of year	$5	$2
Gains (losses)	(3)	13
Settlements	(3)	(10)
Fair value at end of year	$(1)	$5
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
The following table presents fair value measurements of the trademarks:

	March 2025		December 2024		May 2024
(Millions)	Impairment Charge	Fair Value	Impairment Charges	Fair Value	Impairment Charges	Fair Value
Snyder's of Hanover	$150	$470
Late July			$11	$47
Allied brands			$15	$28	$53	$43
Pop Secret					$76	$28
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. There were no cash equivalents with fair value based on Level 2 inputs at August 3, 2025. There were $25 million of cash equivalents with fair value based on Level 2 inputs at July 28, 2024.
The fair value of short- and long-term debt was $6.545 billion at August 3, 2025, and $6.866 billion at July 28, 2024. The carrying value was $6.857 billion at August 3, 2025, and $7.184 billion at July 28, 2024. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
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
In 2025, we repurchased 1.303 million shares at a cost of $62 million pursuant to our anti-dilutive share repurchase program. In 2024 and 2023, we repurchased 1.56 million shares at a cost of $67 million and 2.698 million shares at a cost of $142 million, respectively. As of August 3, 2025, approximately $198 million remained available under the September 2024 program and approximately $301 million remained under the September 2021 program.
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
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statements of Earnings were as follows:

(Millions)	2025	2024	2023
Total pre-tax stock-based compensation expense(1)	$57	$99	$63
Tax-related benefits	$15	$13	$12
______________________________________
(1)Includes $26 million of expense related to accelerated vesting of certain Replacement units in 2024.

The following table summarizes stock option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(Millions)
Outstanding at July 28, 2024	779	$45.33
Granted	—	$—
Exercised	—	$—
Terminated	—	$—
Outstanding at August 3, 2025	779	$45.33	2.0	$—
Exercisable at August 3, 2025	779	$45.33	2.0	$—
The total intrinsic value of options exercised during 2024 and 2023 was $1 million and $3 million, respectively. We measured the fair value of stock options using the Black-Scholes option pricing model.
We expensed stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expensed on an accelerated basis. As of January 2022, compensation related to stock options was fully expensed.
The following table summarizes time-lapse restricted stock units and EPS CAGR performance restricted stock units:

	Units	Weighted- Average Grant-Date Fair Value
	(In thousands)
Nonvested at July 28, 2024	3,300	$43.24
Granted	1,496	$47.37
Vested	(1,455)	$43.19
Forfeited	(406)	$46.08
Nonvested at August 3, 2025	2,935	$44.98
We determine the fair value of time-lapse restricted stock units and EPS CAGR performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units and EPS CAGR performance restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants and certain Replacement units, which we expense on an accelerated basis. There were 809 thousand EPS CAGR performance target grants outstanding at August 3, 2025, with a weighted-average grant-date fair value of $45.19. The actual number of EPS CAGR performance restricted stock units that vest will depend on actual performance achieved. We estimate expense based on the number of awards expected to vest. In connection with the Sovos Brands acquisition, in 2024, our adjusted EPS compound annual growth rate goals for the EPS CAGR performance restricted stock units granted in 2024, 2023 and 2022 were revised to equitably adjust for the impact of completed acquisitions and divestitures that were not contemplated at the time of approval of the original targets. In connection with the divestiture of our Pop Secret popcorn business, in the first quarter of 2025, our adjusted EPS compound annual growth rate goals for the EPS performance restricted stock units granted in 2024 and 2023 were similarly revised. In connection with the divestiture of our noosa yoghurt business in the third quarter of 2025, our adjusted EPS compound annual growth rate goals for the EPS performance restricted stock units granted in 2025, 2024, and 2023 were again similarly revised.
As of August 3, 2025, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS CAGR performance restricted units was $40 million, which will be amortized over the weighted-average remaining service period of 1.7 years. In the first quarter of 2025, recipients of EPS CAGR performance restricted stock units earned 100% of the initial grants based upon performance achieved during a three-year period ended July 28, 2024. The fair value of restricted stock units vested during 2025, 2024 and 2023 was $69 million, $97 million and $37 million, respectively. The weighted-average grant-date fair value of the restricted stock units granted during 2024 and 2023 was $41.57 and $47.65, respectively. In the first quarter of 2026, recipients of EPS CAGR performance restricted stock units will receive a 48% payout based upon performance achieved during a three-year period ended August 3, 2025.

The following table summarizes TSR performance restricted stock units:

	Units	Weighted- Average Grant-Date Fair Value
	(In thousands)
Nonvested at July 28, 2024	873	$47.40
Granted	566	$45.23
Vested	(464)	$45.52
Forfeited	(166)	$46.24
Nonvested at August 3, 2025	809	$47.20
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Weighted-average assumptions used in the Monte Carlo simulation were as follows:

	2025	2024	2023
Risk-free interest rate	3.56%	4.84%	4.29%
Expected dividend yield	3.06%	3.54%	3.09%
Expected volatility	22.43%	22.16%	26.40%
Expected term	3 years	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of August 3, 2025, total remaining unearned compensation related to TSR performance restricted stock units was $10 million, which will be amortized over the weighted-average remaining service period of 1.7 years. In the first quarter of 2025, recipients of TSR performance restricted stock units earned 175% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 26, 2024. As a result, approximately 199 thousand additional shares were awarded. In the first quarter of 2024, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 28, 2023. In the first quarter of 2023, recipients of TSR performance restricted stock units earned 100% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 29, 2022. The fair value of TSR performance restricted stock units vested during 2025, 2024, and 2023 was $23 million, $12 million and $21 million, respectively. The weighted-average grant-date fair value of the TSR performance restricted stock units granted during 2024 and 2023 was $44.18 and $53.74, respectively. In the first quarter of 2026, recipients of TSR performance restricted stock units will receive a 50% payout based upon our TSR ranking in a performance peer group during a three-year period ended August 1, 2025.
The tax benefits on the exercise of stock options in 2024 and 2023 were not material. Cash received from the exercise of stock options was $2 million and $22 million for 2024 and 2023, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of August 3, 2025. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
Other Contingencies
We guarantee approximately 4,500 bank loans made to independent contractor distributors by third-party financial institutions for the purchase of distribution routes. The maximum potential amount of the future payments under existing guarantees we could be required to make is $570 million as of August 3, 2025. Our guarantees are indirectly secured by the distribution routes. We do not expect that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of August 3, 2025, and July 28, 2024, were not material.
We have provided certain indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at August 3, 2025, and July 28, 2024.
19. Supplier Finance Program Obligations
To manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. The rollforward of our outstanding obligations confirmed as valid under our supplier finance program, which are included in Accounts payable on the Consolidated Balance Sheets, for the year ended August 3, 2025 is as follows:

(Millions)	2025
Confirmed obligations outstanding at beginning of the year	$243
Invoices confirmed during the year	1,052
Confirmed invoices paid during the year	(1,056)
Foreign currency translation adjustment	1
Confirmed obligations outstanding at end of the year	$240

20. Supplemental Financial Statement Data
Balance Sheets

(Millions)	2025	2024
Accounts receivable
Customer accounts receivable	$558	$602
Allowances	(17)	(15)
Subtotal	$541	$587
Other	42	43
	$583	$630

(Millions)	2025	2024
Inventories
Raw materials, containers and supplies	$407	$376
Finished products	1,017	1,010
	$1,424	$1,386

(Millions)	2025	2024
Plant assets
Land	$74	$74
Buildings	1,779	1,702
Machinery and equipment	4,473	4,328
Projects in progress	344	314
Total cost	$6,670	$6,418
Accumulated depreciation(1)	(3,903)	(3,720)
	$2,767	$2,698
__________________________________________
(1)Depreciation expense was $366 million in 2025, $338 million in 2024 and $339 million in 2023. Buildings are depreciated over periods ranging from 7 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 2 to 20 years.

(Millions)	2025	2024
Other assets
Investments	$5	$—
Operating lease ROU assets, net of amortization	326	333
Pension	128	143
Other	91	78
	$550	$554

(Millions)	2025	2024
Accrued liabilities
Accrued compensation and benefits	$189	$212
Fair value of derivatives	14	16
Accrued trade and consumer promotion programs	159	186
Accrued interest	109	103
Restructuring	19	24
Operating lease liabilities	96	90
Other	102	89
	$688	$720

(Millions)	2025	2024
Other liabilities
Pension benefits	$88	$93
Postretirement benefits	111	128
Operating lease liabilities	259	268
Deferred compensation	88	92
Unrecognized tax benefits	14	17
Restructuring	14	12
Other	64	66
	$638	$676
Statements of Earnings

(Millions)	2025	2024	2023
Other expenses / (income)
Amortization of intangible assets(1)	$68	$73	$48
Net periodic benefit expense (income) other than the service cost	11	26	(35)
Impairment of intangible assets(2)	176	129	—
Loss on sales of businesses(3)	25	—	13
Costs associated with acquisition(4)	—	35	5
Transition services fees	(4)	(2)	(1)
Other	(3)	—	2
	$273	$261	$32

Advertising and consumer promotion expense(5)	$400	$350	$365

Interest expense
Interest expense	$353	$259	$192
Less: Interest capitalized	8	10	4
	$345	$249	$188
__________________________________________
(1)Includes accelerated amortization expense related to customer relationship intangible assets of $20 million, $27 million and $7 million in 2025, 2024 and 2023, respectively.
(2)See Note 6 for additional information.
(3)See Note 4 for additional information.
(4)Related to the acquisition of Sovos Brands. See Note 3 for additional information.
(5)Included in Marketing and selling expenses.

Statements of Cash Flows

(Millions)	2025	2024	2023
Cash Flows from Operating Activities
Other non-cash charges to net earnings
Operating lease ROU asset expense	$98	$90	$80
Amortization of debt issuance costs/debt discount	10	8	4
Benefit related expense	4	12	4
Other	7	28	12
	$119	$138	$100

Other
Benefit related payments	$(36)	$(40)	$(47)
Other	(5)	(37)	(4)
	$(41)	$(77)	$(51)

Other Cash Flow Information
Interest paid	$330	$194	$193
Interest received	$17	$6	$4
Income taxes paid, net of refunds	$268	$252	$268

Non-cash Investing Activities
Accrued and unpaid capital expenditures	$149	$109	$122

Management’s Report on Internal Control Over Financial Reporting

The management of The Campbell's Company (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 3, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of August 3, 2025.
The effectiveness of the Company’s internal control over financial reporting as of August 3, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on the next page.

/s/ Mick J. Beekhuizen
Mick J. Beekhuizen
President and Chief Executive Officer

/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer

/s/ Stanley Polomski
Stanley Polomski
Senior Vice President and Controller
(Principal Accounting Officer)

September 18, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Campbell's Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Campbell's Company and its subsidiaries (the "Company") as of August 3, 2025 and July 28, 2024, and the related consolidated statements of earnings, of comprehensive income, of equity and of cash flows, for each of the three years in the period ended August 3, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended August 3, 2025 appearing on page 92 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of August 3, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 3, 2025 and July 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended August 3, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 3, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Indefinite-Lived Intangible Assets Impairment Tests for Certain Trademarks
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s indefinite-lived trademarks were $3.678 billion as of August 3, 2025. Of the carrying value of all indefinite-lived trademarks, $1.470 billion related to the Rao’s trademark, $470 million related to the Snyder's of Hanover trademark, $318 million related to the Kettle Brand trademark, and $280 million related to the Pacific Foods trademark. Management conducts a test at least annually in the fourth quarter for impairment, or more often if events or changes in circumstances indicate that the carrying amount of the asset may be impaired. Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to the carrying value. Fair value is determined using a relief from royalty valuation method based on discounted cash flow analyses that include significant assumptions such as revenue growth rates, weighted average costs of capital and assumed royalty rates. If the carrying value exceeds fair value, an impairment charge will be recorded to reduce the asset to fair value. In the third quarter of 2025, based on recent performance of the Snyder’s of Hanover brand, management lowered its long-term outlook and recognized an impairment charge of $150 million on the trademark.
The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible assets impairment tests for certain trademarks is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain trademarks; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates and weighted average costs of capital for the Rao’s and Snyder’s of Hanover trademarks and the assumed royalty rates for the Rao’s, Snyder's of Hanover, Kettle Brand, and Pacific Foods trademarks; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible assets impairment tests for certain trademarks. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of certain trademarks; (ii) evaluating the appropriateness of the relief from royalty valuation method; (iii) testing the completeness and accuracy of underlying data used in the relief from royalty valuation method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates and weighted average costs of capital for the Rao’s and Snyder’s of Hanover trademarks and the assumed royalty rates for the Rao’s, Snyder's of Hanover, Kettle Brand, and Pacific Foods trademarks. Evaluating management’s assumptions related to the revenue growth rates and the assumed royalty rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the certain trademarks; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the relief from royalty valuation method and the reasonableness of the weighted average costs of capital and assumed royalty rate assumptions.

/s/	PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

September 18, 2025

We have served as the Company’s auditor since 1954.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 3, 2025 (the Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
The annual report of management on our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on page 82. The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on pages 83-84.
There were no changes in our internal control over financial reporting that materially affected, or were likely to materially affect, such internal control over financial reporting during the quarter ended August 3, 2025.
Item 9B. Other Information
During the quarter ended August 3, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" in accordance with Item 408 of Regulation S-K of the Securities Act.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled "Item 1 — Election of Directors" and "Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers" in our Proxy Statement for the 2025 Annual Meeting of Shareholders (the 2025 Proxy) are incorporated herein by reference. The information presented in the section entitled "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure" in the 2025 Proxy relating to the members of our Audit Committee and the Audit Committee’s financial experts is incorporated herein by reference. The information presented in the section entitled "Compensation Discussion and Analysis — How Do We Manage Risks Related to Our Compensation Program? — Trading Campbell's Securities" in the 2025 Proxy relating to the company's Insider Trading Policy is incorporated herein by reference.
Certain of the information required by this Item relating to our executive officers is set forth under the heading "Information about our Executive Officers" in this Report.
We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Controller and members of the Chief Financial Officer’s financial leadership team. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on the Investor portion of our website, www.thecampbellscompany.com (under the "About Us—Investors—Governance—Governance Documents" caption). We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on our website.
We have also adopted a separate Code of Business Conduct and Ethics applicable to the Board of Directors, our officers and all of our employees. The Code of Business Conduct and Ethics is posted on the Investor portion of our website, www.thecampbellscompany.com (under the "About Us—Investors—Governance—Governance Documents" caption). Our Corporate Governance Standards and the charters of our four standing committees of the Board of Directors can also be found at this website. Printed copies of the foregoing are available to any shareholder requesting a copy by:
•writing to Investor Relations, The Campbell's Company, 1 Campbell Place, Camden, NJ 08103-1799;
•calling 856-342-6081; or
•e-mailing our Investor Relations Department at IR@campbells.com.
Item 11. Executive Compensation
The information presented in the sections entitled "Compensation Discussion and Analysis," "Executive Compensation Tables," "Corporate Governance Policies and Practices — Compensation of Directors," "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure — Compensation and Organization Committee

Interlocks and Insider Participation" and "Compensation Discussion and Analysis — Compensation and Organization Committee Report" in the 2025 Proxy is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information presented in the sections entitled "Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers" and "Voting Securities and Principal Shareholders — Principal Shareholders" in the 2025 Proxy is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the stock that could have been issued under our equity compensation plans as of August 3, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (c)
Equity Compensation Plans Approved by Security Holders (1)	6,142,160	$45.33	8,577,194
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	6,142,160	$45.33	8,577,194
___________________________________
(1)Column (a) represents stock options and restricted stock units outstanding under the 2022 Long-Term Incentive Plan, the 2015 Long-Term Incentive Plan, the 2005 Long-Term Incentive Plan and replacement equity awards in settlement of certain Sovos Brands equity awards previously issued pursuant to the Sovos Brands, Inc. 2021 Equity Incentive Plan, which the company assumed in connection with the acquisition of Sovos Brands on March 12, 2024. Column (a) includes 3,236,544 TSR performance restricted stock units and EPS performance restricted stock units based on the maximum number of shares potentially issuable under the awards, and the number of shares, if any, to be issued pursuant to such awards will be determined based upon performance during the applicable three-year performance period. No additional awards can be made under either of the 2005 Long-Term Incentive Plan or 2015 Long-Term Incentive Plan. Future equity awards under the 2022 Long-Term Incentive Plan may take the form of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted performance stock, unrestricted Campbell stock, restricted stock units and performance units. Column (b) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock units are not included in this calculation. Column (c) represents the maximum number of future equity awards that can be made under the 2022 Long-Term Incentive Plan as of August 3, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information presented in the sections entitled "Corporate Governance Policies and Practices — Transactions with Related Persons," "Item 1 — Election of Directors," "Corporate Governance Policies and Practices — Director Independence" and "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure" in the 2025 Proxy is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information presented in the sections entitled "Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Firm Fees and Services" and "Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Committee Pre-Approval Policy" in the 2025 Proxy is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
1.  Financial Statements
Consolidated Statements of Earnings for 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for 2025, 2024 and 2023
Consolidated Balance Sheets as of August 3, 2025 and July 28, 2024
Consolidated Statements of Cash Flows for 2025, 2024 and 2023

Consolidated Statements of Equity for 2025, 2024 and 2023
Notes to Consolidated Financial Statements
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
2.  Financial Statement Schedule
II - Valuation and Qualifying Accounts for 2025, 2024 and 2023
3.  Exhibits
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

3(a)
Restated Certificate of Incorporation, as amended through November 19, 2024, is incorporated by reference to Exhibit 3.1 to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 27, 2024.

3(b)
By-Laws of The Campbell's Company, amended and restated effective November 19, 2024, are incorporated by reference to Exhibit 3.2 to Campbell’s Form 8-K (SEC file number 1-3822) filed with the SEC on November 20, 2024.

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

4(g)	Form of 3.800% Notes due 2042 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on August 2, 2012.

4(h)	Form of 4.150% Note due 2028 is incorporated by reference to Exhibit 4.2.6 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(i)	Form of 4.800% Note due 2048 is incorporated by reference to Exhibit 4.2.7 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(j)	Form of 2.375% Note due 2030 incorporated by reference to Exhibit 4.2.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 24, 2020.

4(k)	Form of 3.125% Note due 2050 incorporated by reference to Exhibit 4.2.2 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 24, 2020.

4(l)	Description of securities incorporated by reference to Exhibit 4(p) to Campbell's Form 10-K (SEC file number 1-3822) filed with the SEC on September 26, 2019.

4(m)	Form of 2026 Note, incorporated by reference to Exhibit 4.3.1 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on March 21, 2024.

4(n)	Form of 2027 Note, incorporated by reference to Exhibit 4.3.2 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on March 21, 2024.

4(o)	Form of 2029 Note, incorporated by reference to Exhibit 4.3.3 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on March 21, 2024.

4(p)	Form of 2034 Note, incorporated by reference to Exhibit 4.3.4 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on March 21, 2024.

4(q)	Form of 2035 Note, incorporated by reference to Exhibit 4.3.1 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed on October 2, 2024.

4(r)	Form of 2054 Note, incorporated by reference to Exhibit 4.3.2 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed on October 2, 2024.

10(a)+	Campbell Soup Company 2015 Long-Term Incentive Plan is incorporated by reference to Campbell’s 2015 Proxy Statement (SEC file number 1-3822) filed with the SEC on October 9, 2015.

10(b)+	Campbell Soup Company 2022 Long-Term Incentive Plan, is incorporated by reference to Appendix B to Campbell’s 2022 Proxy Statement (SEC file number 1-3822) filed with the SEC on October 18, 2022.

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

10(g)+
Form of 2015 Long-Term Incentive Plan Performance Stock Unit Agreement (Earnings Per Share) is incorporated by reference to Exhibit 10(b) to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 30, 2016.

10(h)+
Form of 2015 Long-Term Incentive Plan Performance Stock Unit Agreement (Total Shareholder Return) is incorporated by reference to Exhibit 10(ff) to Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2016.

10(i)+
Form of 2015 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10(c) to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 30, 2016.

10(j)+
Form of 2015 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement incorporated by reference to Exhibit 10(s) to Campbell's Form 10-K(SEC file number 1-3822) for the fiscal year ended August 1, 2021.

10(k)+
Form of 2015 Long-Term Incentive Performance Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10(t) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended August 1, 2021.

10(l)+
Form of 2022 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10(w) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2023.

10(m)+
Form of 2022 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (Earnings Per Share) is incorporated by reference to Exhibit 10(x) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2023.

10(n)+
Form of 2022 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (Total Shareholder Return) is incorporated by reference to Exhibit 10(y) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2023.

10(o)+	2025 Non-Employee Director Fees are incorporated by reference to Exhibit 10.4 to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 27, 2024.

10(p)+	Campbell Soup Company Executive Severance Pay Plan is incorporated by reference to Exhibit 10 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 2, 2019.

10(q)+
First Amendment to the Campbell Soup Company Executive Severance Pay Plan, effective September 1, 2023 is incorporated by reference to Exhibit 10(hh) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2023.

10(r)
Voting Agreement, dated August 7, 2023, by and among certain funds associated with Advent International Corporation and Campbell Soup Company, is incorporated by reference to Exhibit 10.1 to Campbell’s Form 8-K (SEC file number 1-3822) filed with the SEC on August 7, 2023.

10(s)
Five-Year Credit Agreement, dated April 16, 2024, by and among Campbell Soup Company, the Eligible Subsidiaries party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on April 16, 2024.

10(t)+
Form of Amended and Restated Change in Control Severance Protection Agreement, is incorporated by reference to Exhibit 10(ee) to Campbell's Annual Report on Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2024.

10(u)+
Form of 2022 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (Earnings Per Share) is incorporated by reference to Exhibit 10.1 to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 27, 2024.

10(v)+
Form of 2022 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (Total Shareholder Return) is incorporated by reference to Exhibit 10.2 to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 27, 2024.

10(w)+
Campbell Soup Company Supplemental Retirement Plan, as amended and restated effective October 1, 2024, is incorporated by reference to Exhibit 10.3 to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 27, 2024.

10(x)
Extension Agreement, dated as of August 5, 2025, by and among The Campbell’s Company, the Eligible Subsidiaries party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10.1 to Campbell's Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on August 5, 2025.

10(y)+	Form of 2022 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (Fiscal Year 2026 - Adjusted Earnings Per Share Growth).

10(z)+	Form of 2022 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (Fiscal Year 2026 - Organic Sales Growth).

19	Insider Trading Policy.

21	Subsidiary List.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31(a)	Certification of Mick J. Beekhuizen pursuant to Rule 13a-14(a).

31(b)	Certification of Carrie L. Anderson pursuant to Rule 13a-14(a).

32(a)	Certification of Mick J. Beekhuizen pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Carrie L. Anderson pursuant to 18 U.S.C. Section 1350.

97	Amended and Restated Incentive Compensation Clawback Policy.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K, formulated in Inline XBRL (see exhibit 101)

+This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Campbell has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
September 18, 2025

THE CAMPBELL'S COMPANY

By:	/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Campbell and in the capacities indicated on September 18, 2025.

Signatures

/s/ Mick J. Beekhuizen	*
Mick J. Beekhuizen	Maria Teresa Hilado
President and Chief Executive Officer and Director	Director
(Principal Executive Officer)

/s/ Carrie L. Anderson	*
Carrie L. Anderson	Grant H. Hill
Executive Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Stanley Polomski	*
Stanley Polomski	Sarah Hofstetter
Senior Vice President and Controller	Director
(Principal Accounting Officer)

*	*
Keith R. McLoughlin	Marc B. Lautenbach
Chair and Director	Director

*	*
Fabiola R. Arredondo	Mary Alice D. Malone, Jr.
Director	Director

*	*
Howard M. Averill	Kurt T. Schmidt
Director	Director

*	*
Bennett Dorrance, Jr.	Archbold D. van Beuren
Director	Director

* By: /s/ Charles A. Brawley, III
Name: Charles A. Brawley, III
Title: Executive Vice President, General Counsel and Corporate Secretary,
as Attorney-in-fact
(pursuant to powers of attorney)

Schedule II

THE CAMPBELL'S COMPANY
Valuation and Qualifying Accounts

For the Fiscal Years ended August 3, 2025, July 28, 2024, and July 30, 2023

(Millions)	Balance at Beginning of Period	Charged to/ (Reduction in) Costs and Expenses	Deductions	Balance at End of Period
Fiscal year ended August 3, 2025
Cash discount	$4	$115	$(115)	$4
Bad debt reserve	8	4	(2)	10
Returns reserve(1)	3	—	—	3
Total Accounts receivable allowances	$15	$119	$(117)	$17

Fiscal year ended July 28, 2024
Cash discount	$6	$115	$(117)	$4
Bad debt reserve	10	(2)	—	8
Returns reserve(1)	3	—	—	3
Total Accounts receivable allowances	$19	$113	$(117)	$15

Fiscal year ended July 30, 2023
Cash discount	$5	$117	$(116)	$6
Bad debt reserve	4	7	(1)	10
Returns reserve(1)	3	—	—	3
Total Accounts receivable allowances	$12	$124	$(117)	$19
_______________________________________
(1)The returns reserve is evaluated quarterly and adjusted accordingly. During each period, returns are charged to Net sales in the Consolidated Statements of Earnings as incurred. Actual returns were approximately $109 million in 2025 and 2024, and $105 million in 2023, or less than 2% of Net sales.