Form 10-Q
period 2026-02-01
CAMPBELL'S Co
filed 2026-03-11
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 1, 2026
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

There were 298,146,488 shares of capital stock outstanding as of March 5, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
THE CAMPBELL'S COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	February 1, 2026	January 26, 2025	February 1, 2026	January 26, 2025
Net sales	$2,564	$2,685	$5,241	$5,457
Costs and expenses
Cost of products sold	1,847	1,866	3,732	3,771
Marketing and selling expenses	252	256	505	506
Administrative expenses	160	165	327	340
Research and development expenses	22	25	46	51
Other expenses / (income)	7	41	16	84
Restructuring charges	3	5	6	11
Total costs and expenses	2,291	2,358	4,632	4,763
Earnings before interest and taxes	273	327	609	694
Interest expense	82	88	163	175
Interest income	2	8	3	12
Earnings before taxes	193	247	449	531
Taxes on earnings	48	74	110	140
Net earnings	145	173	339	391
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to The Campbell's Company	$145	$173	$339	$391
Per Share — Basic
Net earnings attributable to The Campbell's Company	$.49	$.58	$1.14	$1.31
Weighted average shares outstanding — basic	298	298	298	298
Per Share — Assuming Dilution
Net earnings attributable to The Campbell's Company	$.48	$.58	$1.13	$1.30
Weighted average shares outstanding — assuming dilution	299	299	299	300
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	February 1, 2026			January 26, 2025
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$145			$173
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$5	$—	5	$(5)	$—	(5)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(4)	1	(3)	3	—	3
Reclassification adjustment for losses (gains) included in net earnings	2	(1)	1	(1)	—	(1)
Pension and other postretirement benefits:
Prior service credit arising during the period	—	—	—	—	—	—
Reclassification of prior service credit included in net earnings	—	—	—	—	—	—
Other comprehensive income (loss)	$3	$—	3	$(3)	$—	(3)
Total comprehensive income (loss)			$148			$170
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to The Campbell's Company			$148			$170

	Six Months Ended
	February 1, 2026			January 26, 2025
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings (loss)			$339			$391
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$3	$—	3	$(7)	$—	(7)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(1)	—	(1)	3	—	3
Reclassification adjustment for losses (gains) included in net earnings	3	(1)	2	—	—	—
Pension and other postretirement benefits:
Prior service credit arising during the period	—	—	—	7	(2)	5
Reclassification of prior service credit included in net earnings	—	—	—	—	—	—
Other comprehensive income (loss)	$5	$(1)	4	$3	$(2)	1
Total comprehensive income (loss)			$343			$392
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to The Campbell's Company			$343			$392
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	February 1, 2026	August 3, 2025
Current assets
Cash and cash equivalents	$561	$132
Accounts receivable, net	671	583
Inventories	1,360	1,424
Other current assets	138	93
Total current assets	2,730	2,232
Plant assets, net of depreciation	2,751	2,767
Goodwill	4,992	4,991
Other intangible assets, net of amortization	4,335	4,356
Other assets	540	550
Total assets	$15,348	$14,896
Current liabilities
Short-term borrowings	$428	$762
Accounts payable	1,429	1,332
Accrued liabilities	712	688
Dividends payable	118	120
Accrued income taxes	3	4
Total current liabilities	2,690	2,906
Long-term debt	6,647	6,095
Deferred taxes	1,393	1,353
Other liabilities	611	638
Total liabilities	11,341	10,992
Commitments and contingencies (Note 17)
The Campbell's Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	396	418
Earnings retained in the business	4,796	4,694
Capital stock in treasury, at cost	(1,188)	(1,207)
Accumulated other comprehensive income (loss)	(11)	(15)
Total The Campbell's Company shareholders' equity	4,005	3,902
Noncontrolling interests	2	2
Total equity	4,007	3,904
Total liabilities and equity	$15,348	$14,896
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	February 1, 2026	January 26, 2025
Cash flows from operating activities:
Net earnings	$339	$391
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	—	26
Restructuring charges	6	11
Stock-based compensation	33	36
Pension and postretirement benefit expense (income)	(2)	2
Depreciation and amortization	201	219
Deferred income taxes	40	5
Loss on sale of business	—	25
Other	63	67
Changes in working capital, net of divestitures
Accounts receivable	(94)	(94)
Inventories	64	52
Other current assets	(30)	(24)
Accounts payable and accrued liabilities	137	40
Other	(17)	(19)
Net cash provided by operating activities	740	737
Cash flows from investing activities:
Purchases of plant assets	(227)	(211)
Purchases of routes	(56)	(90)
Sales of routes	45	61
Sales of businesses	5	70
Other	(1)	(5)
Net cash used in investing activities	(234)	(175)
Cash flows from financing activities:
Short-term borrowings, including commercial paper	1,039	663
Short-term repayments, including commercial paper	(1,387)	(925)
Long-term borrowings	549	1,144
Long-term repayments	—	(400)
Dividends paid	(237)	(227)
Treasury stock purchases	(26)	(56)
Payments related to tax withholding for stock-based compensation	(11)	(28)
Payments of debt issuance costs	(5)	(11)
Net cash provided by (used in) financing activities	(78)	160
Effect of exchange rate changes on cash	1	(1)
Net change in cash and cash equivalents	429	721
Cash and cash equivalents — beginning of period	132	108
Cash and cash equivalents — end of period	$561	$829
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	The Campbell's Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at October 27, 2024	323	$12	(25)	$(1,210)	$393	$4,660	$(13)	$2	$3,844
Net earnings (loss)						173		—	173
Other comprehensive income (loss)							(3)	—	(3)
Dividends ($.39 per share)						(117)			(117)
Treasury stock purchased			—	(2)					(2)
Treasury stock issued under stock-based compensation plans			—	4	13	—			17
Balance at January 26, 2025	323	$12	(25)	$(1,208)	$406	$4,716	$(16)	$2	$3,912

Balance at July 28, 2024	323	$12	(25)	$(1,207)	$437	$4,569	$(17)	$2	$3,796
Net earnings (loss)						391		—	391
Other comprehensive income (loss)							1	—	1
Dividends ($.76 per share)						(228)			(228)
Treasury stock purchased			(1)	(56)					(56)
Treasury stock issued under stock-based compensation plans			1	55	(31)	(16)			8
Balance at January 26, 2025	323	$12	(25)	$(1,208)	$406	$4,716	$(16)	$2	$3,912

Balance at November 2, 2025	323	$12	(25)	$(1,189)	$379	$4,769	$(14)	$2	$3,959
Net earnings (loss)						145		—	145
Other comprehensive income (loss)							3	—	3
Dividends ($.39 per share)						(117)			(117)
Treasury stock purchased			—	(2)					(2)
Treasury stock issued under stock-based compensation plans			—	3	17	(1)			19
Balance at February 1, 2026	323	$12	(25)	$(1,188)	$396	$4,796	$(11)	$2	$4,007

Balance at August 3, 2025	323	$12	(25)	$(1,207)	$418	$4,694	$(15)	$2	$3,904
Net earnings (loss)						339		—	339
Other comprehensive income (loss)							4	—	4
Dividends ($.78 per share)						(235)			(235)
Treasury stock purchased			(1)	(26)					(26)
Treasury stock issued under stock-based compensation plans			1	45	(22)	(2)			21
Balance at February 1, 2026	323	$12	(25)	$(1,188)	$396	$4,796	$(11)	$2	$4,007
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
In November 2024, the FASB issued guidance to improve disclosures by requiring additional details about specific types of expenses (purchases of inventory, employee compensation, depreciation and intangible asset amortization) included in certain expense captions. The guidance requires disclosure of the total amount of selling expenses and, on an annual basis, disclosure of the definition of selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The guidance may be applied on a prospective basis or retrospectively. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
In September 2025, the FASB issued guidance to clarify and modernize the accounting for costs related to internal-use software. The guidance eliminates references to various stages of a software development project and clarifies the threshold to apply to begin capitalizing costs. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. The guidance may be applied on a prospective, retrospective or modified transition approach. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
In November 2025, the FASB issued guidance to clarify and improve hedge accounting guidance. The guidance, which is intended to more closely align hedge accounting with the economics of an entity’s risk management activities, is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The guidance is to be applied on a prospective basis. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
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
3. Pending Acquisition
On December 8, 2025, we entered into purchase agreements to acquire 49% of the issued and outstanding equity interests of La Regina di San Marzano di Antonio Romano S.p.A. (La Regina SPA) and La Regina Atlantica, LLC (La Regina Atlantica, and together with La Regina SPA, La Regina). La Regina currently produces all of our Rao's tomato-based pasta sauces. The aggregate consideration for the transaction is $286 million to be paid in two tranches: (i) $146 million, payable in cash at the closing, and (ii) $140 million payable at our sole discretion in either cash or unregistered shares of our capital stock (not to exceed 19.9% of our outstanding capital stock and voting power prior to issuance) on the first anniversary of the closing. The remaining 51% of the outstanding equity interests of La Regina are subject to a call option granted to us and a put option granted to La Regina. The call option may be exercised from the first anniversary of the closing until the later of the tenth anniversary of the closing and the date of cessation of the material commercial agreements between the parties. Under the call option, we may, during specified exercise periods, acquire additional equity interests in increments of not less than 2% from La Regina equity holders at a price based on an implied total equity value of approximately $584 million, subject to the payment of a control premium of up to 20% and to a 20% reduction for specified material adverse changes. The put option may be exercised from three years after the first anniversary of the closing until the tenth anniversary of the closing. Under the put option, La Regina equity holders may require us to purchase all or a portion of their remaining equity interests during a defined exercise period, subject to certain conditions and similar pricing mechanics as the call option. The transaction is subject to certain customary conditions, including, among other things (a) the accuracy of the representations and warranties of La Regina as of the closing of the transaction, (b) compliance in all material respects with pre-closing obligations and covenants under each of the purchase agreements, and (c) the absence of a material adverse change. Each purchase agreement provides for an outside closing date of June 8, 2026, which we may extend once by up to thirty (30) business days upon prior notice. If the closing conditions have not been satisfied or waived by the outside closing date, each purchase agreement will automatically terminate, subject to certain specified provisions that survive termination. We expect to consolidate the results of La Regina and reflect the remaining 51% of the outstanding equity interests as non-controlling interests in our consolidated financial statements.
4. Divestitures
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
We entered into an agreement to sell our noosa yoghurt business in November 2024. The noosa yoghurt business was purchased as part of the Sovos Brands, Inc. (Sovos Brands) acquisition. In the second quarter of 2025, we recorded $15 million of tax expense related to the sale of the business. We completed the sale on February 24, 2025, for $188 million, subject to certain customary purchase price adjustments, which resulted in $5 million of additional proceeds in the first quarter of 2026. The after-tax loss recorded on the sale in 2025 was $15 million. In connection with the sale, we provided certain transition services to support the business. Net sales of the business were $39 million and $83 million for the three- and six-month periods ended January 26, 2025, respectively, and $99 million through February 24, 2025. Earnings were not material in the periods. The results of the business were reflected within the Meals & Beverages reportable segment.
5. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	Foreign Currency Translation Adjustments(1)	Cash-flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 28, 2024	$(10)	$(9)	$2	$(17)
Other comprehensive income (loss) before reclassifications	(7)	3	5	1
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	(7)	3	5	1
Balance at January 26, 2025	$(17)	$(6)	$7	$(16)

Balance at August 3, 2025	$(11)	$(11)	$7	$(15)
Other comprehensive income (loss) before reclassifications	3	(1)	—	2
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	2	—	2
Net current-period other comprehensive income (loss)	3	1	—	4
Balance at February 1, 2026	$(8)	$(10)	$7	$(11)

_____________________________________
(1)Included no tax as of February 1, 2026, August 3, 2025, January 26, 2025 and July 28, 2024.
(2)Included a tax benefit of $2 million as of February 1, 2026, January 26, 2025 and July 28, 2024, and $3 million as of August 3, 2025.
(3)Included tax expense of $2 million as of February 1, 2026 and August 3, 2025, $3 million as of January 26, 2025 and $1 million as of July 28, 2024.
Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
(Millions)	February 1, 2026	January 26, 2025	February 1, 2026	January 26, 2025	Location of Loss (Gain) Recognized in Earnings
Losses (gains) on cash-flow hedges:
Foreign exchange contracts	$1	$(1)	$2	$(1)	Cost of products sold
Forward starting interest rate swaps	1	—	1	1	Interest expense
Total before tax	$2	$(1)	$3	$—
Tax expense (benefit)	(1)	—	(1)	—
Loss (gain), net of tax	$1	$(1)	$2	$—
6. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill:

(Millions)	Meals & Beverages	Snacks	Total
Net balance at August 3, 2025	$2,037	$2,954	$4,991
Foreign currency translation adjustment	1	—	1
Net balance at February 1, 2026	$2,038	$2,954	$4,992
Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill:

	February 1, 2026			August 3, 2025
(Millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$1,042	$(387)	$655	$1,042	$(366)	$676
Definite-lived trademarks	2	—	2	2	—	2
Total amortizable intangible assets	$1,044	$(387)	$657	$1,044	$(366)	$678
Indefinite-lived trademarks
Rao's			$1,470			$1,470
Snyder's of Hanover			470			470
Lance			350			350
Kettle Brand			318			318
Pace			292			292
Pacific Foods			280			280
Cape Cod			187			187
Various other Snacks(1)			311			311
Total indefinite-lived trademarks			$3,678			$3,678
Total net intangible assets			$4,335			$4,356

____________________________________
(1)Includes the Late July trademark and certain salty snacks and cookie trademarks within our Snacks segment, including Tom's, Jays, Kruncher's, O-Ke-Doke, Stella D'oro and Archway, collectively referred to as our "Allied brands."
Amortization expense was $10 million and $21 million for the three- and six-month periods ended February 1, 2026, and $19 million and $39 million for the three- and six-month periods ended January 26, 2025, respectively. Amortization expense for the three- and six-month periods ended January 26, 2025 included accelerated amortization expense of $7 million and $14 million, respectively, on customer relationships, which began in the fourth quarter of 2023 due to the loss of certain contract manufacturing customers. As of February 1, 2026, amortizable intangible assets had a weighted-average remaining useful life of 18 years. Amortization expense is estimated to be approximately $40 million per year for each of the next five fiscal years.
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
7. Segment Information
Our two operating segments, which are also our reportable segments, are as follows:
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

	Three Months Ended
	February 1, 2026			January 26, 2025
(Millions)	Meals & Beverages	Snacks	Total	Meals & Beverages	Snacks	Total
Net sales	$1,650	$914	$2,564	$1,711	$974	$2,685
Cost of products sold	1,168	686		1,168	704
Other segment items(1)	230	161		247	161
Segment operating earnings	$252	$67	$319	$296	$109	$405
Corporate expense (income)(2)			43			73
Restructuring charges(3)			3			5
Earnings before interest and taxes			$273			$327
Interest expense			82			88
Interest income			2			8
Earnings before taxes			$193			$247

	Six Months Ended
	February 1, 2026			January 26, 2025
(Millions)	Meals & Beverages	Snacks	Total	Meals & Beverages	Snacks	Total
Net sales	$3,315	$1,926	$5,241	$3,450	$2,007	$5,457
Cost of products sold	2,321	1,407		2,343	1,429
Other segment items(1)	445	329		468	333
Segment operating earnings	$549	$190	$739	$639	$245	$884
Corporate expense (income)(2)			124			179
Restructuring charges(3)			6			11
Earnings before interest and taxes			$609			$694
Interest expense			163			175
Interest income			3			12
Earnings before taxes			$449			$531

	Three Months Ended		Six Months Ended
(Millions)	February 1, 2026	January 26, 2025	February 1, 2026	January 26, 2025
Depreciation and amortization
Meals & Beverages	$42	$44	$82	$90
Snacks	54	60	107	118
Corporate(4)	6	6	12	11
Total	$102	$110	$201	$219

	Three Months Ended		Six Months Ended
(Millions)	February 1, 2026	January 26, 2025	February 1, 2026	January 26, 2025
Capital expenditures
Meals & Beverages	$64	$41	$135	$75
Snacks	29	44	72	90
Corporate(4)	7	16	20	46
Total	$100	$101	$227	$211
_______________________________________
(1)Other segment items for each of the reportable segments include marketing and selling expenses, administrative expenses, research and development expenses and expense for amortization of intangible assets.

(2)Represents unallocated items. Costs related to cost savings and optimization initiatives were $21 million and $52 million in the three- and six-month periods ended February 1, 2026, and $20 million and $49 million in the three- and six-month periods ended January 26, 2025, respectively. Unrealized mark-to-market adjustments on outstanding undesignated commodity hedges were gains of $16 million and $14 million in the three- and six-month periods ended February 1, 2026, and gains of $14 million and $18 million in the three- and six-month periods ended January 26, 2025, respectively. Litigation expenses related to the Plum baby food and snacks business, which was divested on May 3, 2021, and certain other litigation matters were $1 million and $11 million in the three- and six-month periods ended February 1, 2026, and $1 million and $2 million in the three- and six-month periods ended January 26, 2025, respectively. Costs associated with a pending acquisition were $2 million in the six-month period ended February 1, 2026. Insurance recoveries of $1 million related to a cybersecurity incident were included in the six-month periods ended February 1, 2026 and January 26, 2025, respectively. Accelerated amortization expense related to customer relationship intangible assets was $7 million and $14 million in the three- and six-month periods ended January 26, 2025, respectively. Intangible asset impairment charges were $26 million in the three- and six-month periods ended January 26, 2025. A loss on the sale of our Pop Secret popcorn business of $25 million was included in the six-month period ended January 26, 2025. A postretirement actuarial loss of $2 million was included in the six-month period ended January 26, 2025.
(3)See Note 8 for additional information.
(4)Represents primarily corporate offices and enterprise-wide information technology systems.
Our net sales based on product categories are as follows:

	Three Months Ended		Six Months Ended
(Millions)	February 1, 2026	January 26, 2025	February 1, 2026	January 26, 2025
Net sales
Soup	$821	$849	$1,656	$1,701
Snacks	995	1,058	2,101	2,186
Other simple meals	580	605	1,142	1,218
Beverages	168	173	342	352
Total	$2,564	$2,685	$5,241	$5,457
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
A summary of the pre-tax charges recorded in the Consolidated Statements of Earnings related to these initiatives is as follows:

	Three Months Ended		Six Months Ended
(Millions)	February 1, 2026	January 26, 2025	February 1, 2026	January 26, 2025	Recognized as of February 1, 2026
Restructuring charges	$3	$5	$6	$11	$30
Administrative expenses	7	8	15	19	56
Cost of products sold	9	10	16	18	48
Marketing and selling expenses	2	1	2	2	6
Research and development expenses	1	1	1	2	4
Total pre-tax charges	$22	$25	$40	$52	$144

A summary of the cumulative pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of February 1, 2026
Severance pay and benefits	$29
Asset impairment/accelerated depreciation	42
Implementation costs and other related costs	73
Total	$144
The total estimated pre-tax costs for actions that have been identified to date are approximately $245 million, and we expect to incur substantially all of the costs through 2028. These estimates will be updated as the detailed plans are developed.
We expect the costs for the actions that have been identified to date to consist of the following: approximately $35 million in severance pay and benefits; approximately $55 million in asset impairment and accelerated depreciation; and approximately $155 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 56%; Snacks - approximately 23% and Corporate - approximately 21%.
Of the aggregate $245 million of pre-tax costs identified to date, we expect approximately $185 million will be cash expenditures. In addition, we expect to invest approximately $215 million in capital expenditures, of which we invested $187 million as of February 1, 2026. The capital expenditures primarily relate to optimization of production within our manufacturing network, optimization of information technology infrastructure and applications and implementation of our existing SAP enterprise-resource planning system for Sovos Brands.
A summary of the restructuring activity and related reserves is as follows:

(Millions)	Severance Pay and Benefits	Implementation Costs and Other Related Costs(3)	Asset Impairment/Accelerated Depreciation	Other Non-Cash Exit Costs(4)	Total Charges
Accrued balance at August 3, 2025(1)	$33
2026 charges	5	23	11	1	$40
2026 cash payments	(12)
Accrued balance at February 1, 2026(2)	$26
__________________________________
(1)Includes $14 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(2)Includes $2 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
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
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	February 1, 2026
(Millions)	Three Months Ended	Six Months Ended	Costs Incurred to Date
Meals & Beverages	$10	$20	$94
Snacks	7	13	27
Corporate	5	7	23
Total	$22	$40	$144

In the third quarter of 2026, we commenced a voluntary early retirement program as part of our cost savings initiatives. The program is available to certain salaried employees who meet age and length-of-service criteria. We currently do not know which employees will elect to participate and therefore are unable to estimate the costs of the program, although we expect these costs to consist primarily of severance pay and benefits, including enhanced pension benefits. We will provide an estimate of the costs expected to be incurred as the program is executed.

Other Optimization Initiatives
In the second quarter of 2024, we began implementation of an initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. Pursuant to this initiative we will purchase certain Pepperidge Farm and Snyder's-Lance routes where there are opportunities to unlock greater scale in select markets, combine them and sell the combined routes to independent contractor distributors. We expect to execute this program in a staggered rollout and to incur expenses of up to approximately $115 million through 2029. In the three-month period ended February 1, 2026, we incurred $2 million in Marketing and selling expenses related to this initiative. In the six-month periods ended February 1, 2026 and January 26, 2025, we incurred $18 million and $8 million in Marketing and selling expenses related to this initiative, respectively. As of February 1, 2026, we have incurred $43 million in Marketing and selling expenses and $1 million in Administrative expenses related to this initiative.
9. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three- and six-month periods ended February 1, 2026 excludes approximately 1 million stock options that would have been antidilutive. The earnings per share calculation for the three- and six-month periods ended January 26, 2025 excludes less than 1 million stock options that would have been antidilutive.
10. Pension and Postretirement Benefits
Components of net periodic benefit expense (income) were as follows:

	Three Months Ended				Six Months Ended
	Pension		Postretirement		Pension		Postretirement
(Millions)	February 1, 2026	January 26, 2025	February 1, 2026	January 26, 2025	February 1, 2026	January 26, 2025	February 1, 2026	January 26, 2025
Service cost	$3	$3	$—	$—	$6	$6	$—	$—
Interest cost	14	16	2	1	28	31	3	3
Expected return on plan assets	(20)	(20)	—	—	(39)	(40)	—	—
Actuarial losses (gains)	—	—	—	—	—	—	—	2
Net periodic benefit expense (income)	$(3)	$(1)	$2	$1	$(5)	$(3)	$3	$5
The actuarial loss for the six-month period ended January 26, 2025 was due to the remeasurement of our postretirement plan in the first quarter due to a plan amendment. The actuarial loss was primarily due to a decrease in the discount rate used to determine the benefit obligation.
11. Leases
The components of lease costs were as follows:

	Three Months Ended		Six Months Ended
(Millions)	February 1, 2026	January 26, 2025	February 1, 2026	January 26, 2025
Operating lease cost	$28	$27	$57	$56
Finance lease - amortization of right-of-use (ROU) assets	8	8	16	14
Finance lease - interest on lease liabilities	1	1	2	2
Short-term lease cost	16	15	33	30
Variable lease cost	67	59	140	124
Sublease income	(1)	—	(1)	—
Total	$119	$110	$247	$226

The following tables summarize the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
(Millions)	Balance Sheet Classification	February 1, 2026	August 3, 2025
ROU assets, net	Other assets	$304	$326
Lease liabilities (current)	Accrued liabilities	$91	$96
Lease liabilities (noncurrent)	Other liabilities	$241	$259
	Finance Leases
(Millions)	Balance Sheet Classification	February 1, 2026	August 3, 2025
ROU assets, net	Plant assets, net of depreciation	$73	$66
Lease liabilities (current)	Short-term borrowings	$28	$32
Lease liabilities (noncurrent)	Long-term debt	$49	$38
The following table summarizes cash flow and other information related to leases:

	Six Months Ended
(Millions)	February 1, 2026	January 26, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$57	$52
Operating cash flows from finance leases	$2	$1
Financing cash flows from finance leases	$16	$14

ROU assets obtained in exchange for lease obligations:
Operating leases	$27	$54
Finance leases	$23	$25
12. Short-term Borrowings and Long-term Debt
In August 2023, we filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement we may issue debt securities from time to time, depending on market conditions. On December 15, 2025, pursuant to the registration statement, we completed the issuance of senior unsecured notes, consisting of $550 million aggregate principal amount of notes bearing interest at a fixed rate of 4.55% per annum, due March 21, 2031, with interest payable semi-annually on each of March 21 and September 21 commencing March 21, 2026. The notes contain customary covenants and events of default. If a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date. We used a portion of the proceeds from the issuance of the notes to repay a portion of our outstanding commercial paper and plan to use the remaining proceeds to repay existing indebtedness and for general corporate purposes. We have $400 million aggregate principal amount of senior notes maturing in March 2026 that we expect to repay using available resources, which may include cash on hand, commercial paper and/or our revolving credit facility.
In the second quarter of 2026, we entered into fixed-to-floating interest rate swaps with a notional amount of $600 million as of February 1, 2026. The instruments effectively convert a portion of our $800 million 4.75% Notes due March 23, 2035 from fixed-rate to variable-rate debt with interest based on the Secured Overnight Financing Rate (SOFR) plus a margin. See Note 13 for additional information.
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

Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit risk-related contingent features in our derivative instruments as of February 1, 2026, or August 3, 2025.
We are also exposed to credit risk from our customers. During 2025, our largest customer accounted for approximately 21% of our consolidated net sales. Our five largest customers accounted for approximately 47% of our consolidated net sales in 2025.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk, primarily the Canadian dollar and Euro, related to intercompany transactions and third-party transactions. We utilize foreign exchange forward and option contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $192 million as of February 1, 2026, and $183 million as of August 3, 2025. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income (loss). The notional amount of foreign exchange forward and option contracts that are not designated as accounting hedges was $167 million as of February 1, 2026, and $413 million as of August 3, 2025.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt. From time to time, we may use interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines.
We manage our exposure to interest volatility on future debt issuances by entering into forward starting interest rate swaps or treasury lock contracts to hedge the rate on the interest payments related to the anticipated debt issuance. The forward starting interest rate swaps or treasury lock contracts are either designated as cash-flow hedging instruments or are undesignated. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), and reclassified into Interest expense over the life of the debt issued. The change in fair value on undesignated instruments is recorded in Interest expense. In conjunction with the issuance of senior unsecured notes on October 2, 2024, due on March 23, 2035, we settled forward starting interest rate swaps with a notional amount of $700 million at a gain of less than $1 million. The gain on these instruments was recorded in other comprehensive income (loss) and will be recognized in Interest expense over the life of the debt. There were no forward starting interest rate swaps or treasury lock contracts outstanding as of February 1, 2026 and August 3, 2025.
In the second quarter of 2026, we entered into fixed-to-floating interest rate swaps to hedge changes in the fair value of a portion of our previously issued senior unsecured notes attributable to the change in the benchmark interest rate. The notional amount of fixed-to-floating interest rate swaps was $600 million as of February 1, 2026. The instruments effectively convert a portion of our $800 million 4.75% Notes due March 23, 2035 from fixed-rate to variable-rate debt with interest based on SOFR plus a margin. The fixed-to-floating interest rate swaps are designated as fair-value hedges. Changes in the fair value of these instruments are recorded in Interest expense along with the offsetting changes in the fair value of the related hedged portion of long-term debt. There were no fixed-to-floating interest rate swaps outstanding as of August 3, 2025.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, natural gas, soybean oil, cocoa, aluminum, soybean meal and corn. Commodity futures, options and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts designated as cash-flow hedges as of February 1, 2026, or August 3, 2025. The notional amount of commodity contracts not designated as accounting hedges was $156 million as of February 1, 2026, and $184 million as of August 3, 2025. The change in fair value on undesignated instruments is recorded in Cost of products sold.

We have a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional amount was $79 million as of February 1, 2026, and $49 million as of August 3, 2025. The change in fair value on the embedded derivative is recorded in Cost of products sold.
Deferred Compensation Obligation Price Risk
We enter into swap contracts which hedge a portion of exposures relating to the total return of certain deferred compensation obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $76 million as of February 1, 2026, and August 3, 2025.
The following tables summarize the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets:

(Millions)	Balance Sheet Classification	February 1, 2026	August 3, 2025
Asset Derivatives
Derivatives not designated as hedges:
Commodity contracts	Other current assets	$23	$12
Deferred compensation contracts	Other current assets	3	1
Foreign exchange contracts	Other current assets	2	2
Total derivatives not designated as hedges		$28	$15
Total asset derivatives		$28	$15

(Millions)	Balance Sheet Classification	February 1, 2026	August 3, 2025
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange contracts	Accrued liabilities	$2	$3
Fixed-to-floating interest rate swaps	Other liabilities	6	—
Total derivatives designated as hedges		$8	$3
Derivatives not designated as hedges:
Commodity contracts	Accrued liabilities	$8	$11
Foreign exchange contracts	Accrued liabilities	1	—
Total derivatives not designated as hedges		$9	$11
Total liability derivatives		$17	$14
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of February 1, 2026, and August 3, 2025, would be adjusted as detailed in the following table:

	February 1, 2026			August 3, 2025
(Millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$28	$(9)	$19	$15	$(5)	$10
Total liability derivatives	$17	$(9)	$8	$14	$(5)	$9
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. A cash margin asset balance of $3 million at February 1, 2026, and a liability balance of less than $1 million at August 3, 2025, were included in Other current assets and Accrued liabilities, respectively, in the Consolidated Balance Sheets.
The following tables show the effect of our derivative instruments designated as cash-flow hedges in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-flow Hedge OCI Activity
(Millions)		February 1, 2026	January 26, 2025
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(10)	$(10)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange contracts		(4)	3
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Foreign exchange contracts	Cost of products sold	1	(1)
Forward starting interest rate swaps	Interest expense	1	—
OCI derivative gain (loss) at end of quarter		$(12)	$(8)

Six Months Ended
OCI derivative gain (loss) at beginning of year		$(14)	$(11)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange contracts		(1)	3
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Foreign exchange contracts	Cost of products sold	2	(1)
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(12)	$(8)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $6 million.

The following tables show the total amounts of line items presented in the Consolidated Statements of Earnings in which the effects of derivative instruments designated as cash-flow and fair-value hedges are recorded and the total effect of hedge activity on these line items:

	Three Months Ended
	February 1, 2026		January 26, 2025
(Millions)	Cost of products sold	Interest expense	Cost of products sold	Interest expense
Consolidated Statements of Earnings	$1,847	$82	$1,866	$88

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$1	$1	$(1)	$—
Loss (gain) on fair-value hedges:
Amount of loss (gain) recognized on hedged item in earnings	$—	$(6)	$—	$—
Amount of loss (gain) on derivative recognized in earnings	$—	$6	$—	$—
	Six Months Ended
	February 1, 2026		January 26, 2025
(Millions)	Cost of products sold	Interest expense	Cost of products sold	Interest expense
Consolidated Statements of Earnings	$3,732	$163	$3,771	$175

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$2	$1	$(1)	$1
Loss (gain) on fair-value hedges:
Amount of loss (gain) recognized on hedged item in earnings	$—	$(6)	$—	$—
Amount of loss (gain) on derivative recognized in earnings	$—	$6	$—	$—
The amount excluded from effectiveness testing recognized in each line item of earnings using an amortization approach was not material in all periods presented.
The following table shows the location of the amounts recorded in the Consolidated Balance Sheets related to the cumulative fair value basis adjustments for fair-value hedges:

	Carrying Amount of Hedged Liabilities		Cumulative Amount of Fair-value Hedging Loss (Gain) Included in the Carrying Amount
(Millions)	February 1, 2026	August 3, 2025	February 1, 2026	August 3, 2025
Balance Sheet Classification:
Long-term debt	$587	$—	$(6)	$—
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

	Location of Loss (Gain) Recognized in Earnings	Three Months Ended		Six Months Ended
(Millions)		February 1, 2026	January 26, 2025	February 1, 2026	January 26, 2025
Foreign exchange contracts	Cost of products sold	$2	$(1)	$2	$(1)
Commodity contracts	Cost of products sold	(16)	(14)	(12)	(18)
Deferred compensation contracts	Administrative expenses	(2)	(3)	(8)	(6)
Total		$(16)	$(18)	$(18)	$(25)
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

	Fair Value as of February 1, 2026	Fair Value Measurements at February 1, 2026 Using Fair Value Hierarchy			Fair Value as of August 3, 2025	Fair Value Measurements at August 3, 2025 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange contracts(1)	$2	$—	$2	$—	$2	$—	$2	$—
Commodity derivative contracts(2)	23	—	13	10	12	1	8	3
Deferred compensation derivative contracts(3)	3	—	3	—	1	—	1	—
Deferred compensation investments(4)	1	1	—	—	1	1	—	—
Total assets at fair value	$29	$1	$18	$10	$16	$2	$11	$3

	Fair Value as of February 1, 2026	Fair Value Measurements at February 1, 2026 Using Fair Value Hierarchy			Fair Value as of August 3, 2025	Fair Value Measurements at August 3, 2025 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange contracts(1)	$3	$—	$3	$—	$3	$—	$3	$—
Commodity derivative contracts(2)	8	2	4	2	11	—	7	4
Deferred compensation obligation(4)	113	113	—	—	102	102	—	—
Fixed-to-floating interest rate swaps(5)	6	—	6	—	—	—	—	—
Total liabilities at fair value	$130	$115	$13	$2	$116	$102	$10	$4
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
(3)Based on observable equity and fixed income index swap rates.

(4)Based on the fair value of the participants’ investments.
(5)Based on observable SOFR swap rates.
The following table summarizes the changes in fair value of Level 3 assets and liabilities:

	Six Months Ended
(Millions)	February 1, 2026	January 26, 2025
Fair value at beginning of year	$(1)	$5
Gains (losses)	5	2
Settlements	4	(5)
Fair value at end of quarter	$8	$2
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. There were $83 million of cash equivalents with fair value based on Level 2 inputs at February 1, 2026. There were no cash equivalents with fair value based on Level 2 inputs at August 3, 2025.
The fair value of short- and long-term debt was $6.751 billion at February 1, 2026, and $6.545 billion at August 3, 2025. The carrying value was $7.075 billion at February 1, 2026, and $6.857 billion at August 3, 2025. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
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
During the six-month periods ended February 1, 2026 and January 26, 2025, we repurchased 805 thousand shares at a cost of $26 million and 1.134 million shares at a cost of $56 million, respectively, pursuant to our anti-dilutive share repurchase programs. As of February 1, 2026, approximately $172 million remained available under the September 2024 program and approximately $301 million remained available under the September 2021 program.
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
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statements of Earnings were as follows:

	Three Months Ended		Six Months Ended
(Millions)	February 1, 2026	January 26, 2025	February 1, 2026	January 26, 2025
Total pre-tax stock-based compensation expense	$20	$17	$33	$36
Tax-related benefits	$4	$4	$3	$10

The following table summarizes stock option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(Millions)
Outstanding at August 3, 2025	779	$45.33
Granted	—	$—
Exercised	—	$—
Terminated	(71)	$50.21
Outstanding at February 1, 2026	708	$44.84	1.8	$—
Exercisable at February 1, 2026	708	$44.84	1.8	$—
No options were exercised during the six-month period ended January 26, 2025. We measured the fair value of stock options using the Black-Scholes option pricing model.
We expensed stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expensed on an accelerated basis. As of January 2022, compensation related to stock options was fully expensed.
The following table summarizes time-lapse restricted stock units and performance restricted stock units activity:

	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at August 3, 2025	2,935	$44.98
Granted	1,860	$31.81
Vested	(1,077)	$45.12
Forfeited	(327)	$43.48
Nonvested at February 1, 2026	3,391	$37.85
We determine the fair value of time-lapse restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants and certain Replacement units, which we expense on an accelerated basis.
In 2022 through 2025, we granted performance restricted stock units that will be earned upon the achievement of our EPS compound annual growth rate goal, measured over a three-year period. The actual number of the performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on performance achieved. The fair value of the performance restricted stock units was based upon the quoted price of our stock at the date of grant. We expense performance restricted stock units on a straight-line basis over the service period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We estimate expense based on the number of awards expected to vest. In the first quarter of 2026, recipients of the performance restricted stock units earned 48% of the initial grants based upon performance achieved during a three-year period ended August 3, 2025. In the first quarter of 2025, recipients of the performance restricted stock units earned 100% of the initial grants based upon performance achieved during a three-year period ended July 28, 2024. There were 528 thousand of the performance target grants outstanding at February 1, 2026, with a weighted-average grant-date fair value of $44.30.
As of February 1, 2026, total remaining unearned compensation related to nonvested time-lapse restricted stock units and performance restricted stock units was $62 million, which will be amortized over the weighted-average remaining service period of 2.0 years. The fair value of time-lapse and performance restricted stock units vested during the six-month periods ended February 1, 2026, and January 26, 2025, was $33 million and $63 million, respectively. The weighted-average grant-date fair value of the time-lapse and performance restricted stock units granted during the six-month period ended January 26, 2025 was $48.34.

The following table summarizes performance restricted stock units subject to a TSR modifier and TSR performance restricted stock units activity:

	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at August 3, 2025	809	$47.20
Granted	1,096	$34.12
Vested	(117)	$53.74
Forfeited	(219)	$47.07
Nonvested at February 1, 2026	1,569	$37.59
We estimated the fair value of performance restricted stock units subject to a TSR modifier and TSR performance restricted stock units at the grant date using a Monte Carlo simulation.
Weighted-average assumptions used in the Monte Carlo simulation for grants were as follows:

	Six Months Ended
	February 1, 2026	January 26, 2025
Risk-free interest rate	3.68%	3.52%
Expected dividend yield	4.77%	3.01%
Expected volatility	23.70%	22.46%
Expected term	3 years	3 years
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
We expense performance restricted stock units subject to a TSR modifier and TSR performance restricted stock units on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of February 1, 2026, total remaining unearned compensation related to performance restricted stock units subject to a TSR modifier and TSR performance restricted stock units was $27 million, which will be amortized over the weighted-average remaining service period of 2.1 years. In the first quarter of 2026, recipients of TSR performance restricted stock units earned 50% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended August 1, 2025. In the first quarter of 2025, recipients of TSR performance restricted stock units earned 175% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 26, 2024. As a result, approximately 199 thousand additional shares were awarded. The fair value of TSR performance restricted stock units vested during the six-month periods ended February 1, 2026, and January 26, 2025, was $4 million and $23 million, respectively. The grant-date fair value of the TSR performance restricted stock units granted during the six-month period ended January 26, 2025, was $47.33.
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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of February 1, 2026. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
Other Contingencies
We have provided certain indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at February 1, 2026.
18. Supplier Finance Program Obligations
To manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions regarding these transactions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Our outstanding obligations confirmed as valid under these programs, which are included in Accounts payable on the Consolidated Balance Sheets, were $254 million at February 1, 2026 and $240 million at August 3, 2025.
19. Supplemental Financial Statement Data

(Millions)	February 1, 2026	August 3, 2025
Balance Sheets
Inventories
Raw materials, containers and supplies	$464	$407
Finished products	896	1,017
	$1,360	$1,424

	Three Months Ended		Six Months Ended
(Millions)	February 1, 2026	January 26, 2025	February 1, 2026	January 26, 2025
Statements of Earnings
Other expenses / (income)
Impairment of intangible assets(1)	$—	$26	$—	$26
Amortization of intangible assets(2)	10	19	21	39
Net periodic benefit expense (income) other than the service cost	(4)	(3)	(8)	(4)
Costs associated with acquisition(3)	—	—	2	—
Loss on sale of business(4)	—	—	—	25
Transition services fees	—	(1)	—	(2)
Other	1	—	1	—
	$7	$41	$16	$84
_______________________________________
(1)In the second quarter of 2025, we recognized an impairment charge of $15 million on our Allied brands trademarks and an impairment charge of $11 million on our Late July trademark.
(2)Includes accelerated amortization expense related to customer relationship intangible assets of $7 million and $14 million in the three- and six-month periods ended January 26, 2025.
(3)See Note 3 for additional information.
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
Recent Developments
On December 8, 2025, we entered into purchase agreements to acquire 49% of the issued and outstanding equity interests of La Regina di San Marzano di Antonio Romano S.p.A. (La Regina SPA) and La Regina Atlantica, LLC (La Regina Atlantica, and together with La Regina SPA, La Regina). La Regina currently produces all of our Rao’s tomato-based pasta sauces. The aggregate consideration for the transaction is $286 million to be paid in two tranches. The remaining 51% of the outstanding equity interests of La Regina are subject to a call option granted to us and a put option granted to La Regina. The transaction is subject to certain customary closing conditions. For additional information on this pending transaction, see our Form 8-K filed with the U.S. Securities and Exchange Commission on December 9, 2025, and Note 3 to the Consolidated Financial Statements.
Business Trends
Our industry continues to navigate a dynamic operating and regulatory environment driven by commodity cost volatility, supply chain pressures, tariffs and shifting global trade policies, evolving consumer purchasing and spending patterns and other economic uncertainties. Through the second quarter, we experienced elevated input cost inflation, impacts from tariffs and other supply chain costs. We anticipate continued supply chain productivity, benefits from cost savings initiatives and tariff mitigation efforts to offset some of these costs, and we expect inflationary pressures to moderate throughout 2026. We expect consumer trends to continue to evolve and our volumes to improve over time; however, shifting consumer behaviors may continue to negatively impact our volumes throughout 2026. On February 28, 2026, a military conflict commenced in the Middle East involving the United States, Israel and Iran. Although we have no operations in the Middle East, the ongoing geopolitical conflicts in the region could lead to significant disruption of energy supplies and increases in global energy prices, which could heighten inflationary pressures, disrupt global supply chains and adversely impact consumer spending patterns. We will continue to evaluate the evolving macroeconomic environment and take actions to mitigate the impact on our business, consolidated results of operations and financial condition.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.
•Net sales decreased 5% in the quarter to $2.564 billion primarily due to unfavorable volume/mix and the impact of divestiture with neutral net price realization. Net sales were impacted by an approximate 1% headwind as a result of storm-related shipment delays in January.
•Gross profit, as a percent of sales, was 28.0% in 2026 compared to 30.5% in the prior-year quarter. The decrease was primarily due to the impact of cost inflation and other supply chain costs, the gross impact of tariffs and unfavorable volume/mix, partially offset by benefits from supply chain productivity improvements and favorable net price realization.
•Earnings per share were $.48 in 2026, compared to $.58 in the prior-year quarter. The current quarter included expenses of $.02 per share and the prior-year quarter included expenses of $.16 per share from items impacting comparability as discussed below.

Net Earnings attributable to The Campbell's Company
The following items impacted the comparability of net earnings and net earnings per share:
•We implemented several cost savings initiatives in recent years. In the second quarter of 2026, we recorded Restructuring charges of $3 million and implementation costs and other related costs of $9 million in Cost of products sold, $7 million in Administrative expenses, $2 million in Marketing and selling expenses and $1 million in Research and development expenses related to these initiatives. In the second quarter of 2025, we recorded Restructuring charges of $5 million and implementation costs and other related costs of $10 million in Cost of products sold, $8 million in Administrative expenses, $1 million in Marketing and selling expenses and $1 million in Research and development expenses related to these initiatives. Year-to-date in 2026, we recorded Restructuring charges of $6 million and implementation costs and other related costs of $16 million in Cost of products sold, $15 million in Administrative expenses, $2 million in Marketing and selling expenses and $1 million in Research and development expenses related to these initiatives. Year-to-date in 2025, we recorded Restructuring charges of $11 million and implementation costs and other related costs of $19 million in Administrative expenses, $18 million in Cost of products sold, $2 million in Marketing and selling expenses and $2 million in Research and development expenses related to these initiatives.
In the second quarter of 2024, we began implementation of an optimization initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. In the second quarter of 2026, we recognized $2 million in Marketing and selling expenses related to this initiative. Year-to-date in 2026, we recognized $18 million in Marketing and selling expenses related to this initiative. Year-to-date in 2025, we recognized $8 million in Marketing and selling expenses related to this initiative.
In the second quarter of 2026, the total aggregate impact related to the cost savings and optimization initiatives was $24 million ($18 million after tax, or $.06 per share). In the second quarter of 2025, the total aggregate impact related to the cost savings and optimization initiatives was $25 million ($19 million after tax, or $.06 per share). Year-to-date in 2026, the total aggregate impact related to the cost savings and optimization initiatives was $58 million ($44 million after tax, or $.15 per share). Year-to-date in 2025, the total aggregate impact related to the cost savings and optimization initiatives was $60 million ($46 million after tax, or $.15 per share). See Note 8 to the Consolidated Financial Statements and "Restructuring Charges, Cost Savings Initiatives and Other Optimization Initiatives" for additional information;
•In the second quarter of 2026, we recognized gains in Cost of products sold of $16 million ($12 million after tax, or $.04 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. In the second quarter of 2025, we recognized gains in Cost of products sold of $14 million ($10 million after tax, or $.03 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. Year-to-date in 2026, we recognized gains in Cost of products sold of $14 million ($10 million after tax, or $.03 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. Year-to-date in 2025, we recognized gains in Cost of products sold of $18 million ($13 million after tax, or $.04 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges;
•In the second quarter of 2026, we recorded litigation expenses in Administrative expenses of $1 million ($1 million after tax) related to the Plum baby food and snacks business (Plum), which was divested on May 3, 2021, and certain other litigation matters. In the second quarter of 2025, we recorded litigation expenses in Administrative expenses of $1 million ($1 million after tax) related to Plum and certain other litigation matters. Year-to-date in 2026, we recorded litigation expenses in Administrative expenses of $11 million ($8 million after tax, or $.03 per share) related to Plum and certain other litigation matters. Year-to-date in 2025, we recorded litigation expenses in Administrative expenses of $2 million ($2 million after tax, or $.01 per share) related to Plum and certain other litigation matters;
•In the second quarter of 2026, we entered into purchase agreements to acquire 49% of the issued and outstanding equity interests of La Regina. The acquisition is subject to certain customary conditions. Year-to-date in 2026, we recognized costs associated with the pending acquisition in Other expenses / (income) of $2 million ($2 million after tax, or $.01 per share);
•Year-to-date in 2026 and 2025, we recognized insurance recoveries in Administrative expenses of $1 million ($1 million after tax) related to a cybersecurity incident that was identified in the fourth quarter of 2023;
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
•In the second quarter of 2025, we recorded accelerated amortization expense in Other expenses / (income) of $7 million ($5 million after tax, or $.02 per share) related to customer relationship intangible assets due to the loss of certain contract manufacturing customers, which began in the fourth quarter of 2023. Year-to-date in 2025, we recorded accelerated amortization expense in Other expenses / (income) of $14 million ($10 million after tax, or $.03 per share); and
•Year-to-date in 2025, we recognized an actuarial loss in Other expenses / (income) of $2 million ($1 million after tax) related to an interim remeasurement of our postretirement plan due to a plan amendment.
The items impacting comparability are summarized below:

	Three Months Ended
	February 1, 2026		January 26, 2025
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to The Campbell's Company	$145	$.48	$173	$.58

Costs associated with cost savings and optimization initiatives	$(18)	$(.06)	$(19)	$(.06)
Commodity mark-to-market gains	12	.04	10	.03
Certain litigation expenses	(1)	—	(1)	—
Impairment charges	—	—	(19)	(.06)
Charges associated with divestitures	—	—	(15)	(.05)
Accelerated amortization	—	—	(5)	(.02)
Impact of items on Net earnings	$(7)	$(.02)	$(49)	$(.16)

	Six Months Ended
	February 1, 2026		January 26, 2025
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to The Campbell's Company	$339	$1.13	$391	$1.30

Costs associated with cost savings and optimization initiatives	$(44)	$(.15)	$(46)	$(.15)
Commodity mark-to-market gains	10	.03	13	.04
Certain litigation expenses	(8)	(.03)	(2)	(.01)
Costs associated with acquisition	(2)	(.01)	—	—
Cybersecurity incident recoveries	1	—	1	—
Impairment charges	—	—	(19)	(.06)
Charges associated with divestitures	—	—	(34)	(.11)
Accelerated amortization	—	—	(10)	(.03)
Postretirement actuarial losses	—	—	(1)	—
Impact of items on Net earnings(1)	$(43)	$(.14)	$(98)	$(.33)

______________________________________
(1)Sum of the individual amounts may not add due to rounding.
Net earnings attributable to The Campbell's Company were $145 million ($.48 per share) in the current quarter, compared to $173 million ($.58 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings decreased primarily due to lower gross profit, partially offset by lower marketing and selling expenses and lower administrative expenses. The estimated net impact of tariffs was approximately $.06 per share in the current quarter. The estimated net impact of January storm-related shipment delays and incremental supply chain costs was approximately $.04 per share in the current quarter. The negative impact from the divestiture was approximately $.01 per share in the current quarter.
Net earnings attributable to The Campbell's Company were $339 million ($1.13 per share) in the six-month period this year, compared to $391 million ($1.30 per share) in the year-ago period. After adjusting for items impacting comparability, earnings decreased primarily due to lower gross profit, partially offset by lower administrative expenses and lower marketing and selling expenses. The estimated net impact of tariffs was approximately $.10 per share in the current period. The estimated net impact of January storm-related shipment delays and incremental supply chain costs was approximately $.04 per share in the current period. The negative impact from divestitures was approximately $.02 per share in the current period.
SECOND-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	February 1, 2026	January 26, 2025	% Change
Meals & Beverages	$1,650	$1,711	(4)
Snacks	914	974	(6)
	$2,564	$2,685	(5)

An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages(2)	Snacks	Total
Volume/mix	(2)%	(6)%	(4)%
Net price realization(1)	1	—	—
Divestitures	(2)	—	(1)
	(4)%	(6)%	(5)%
__________________________________________
(1)Includes revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales decreased 4%. Excluding the impact from the divestiture of the noosa yoghurt business, sales decreased primarily due to declines in U.S. soup, Prego pasta sauces, foodservice and V8 beverages, partially offset by gains in Rao's. Unfavorable volume/mix was partially offset by favorable net price realization. Sales were impacted by an approximate 1% headwind as a result of storm-related shipment delays in January. Sales of U.S. soup decreased 4% with decreases in condensed soups, ready-to-serve soups and broth.
In Snacks, sales decreased 6% primarily due to declines in chips and pretzels, fresh bakery related to supply constraints, and third-party partner brands and contract manufacturing. Sales were impacted by volume/mix declines, with neutral net price realization.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $102 million in 2026 from 2025. As a percent of sales, gross profit declined to 28.0% in 2026 from 30.5% in 2025, due in part to the negative impact of tariffs.

The 250 basis-point decrease in gross profit margin was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(500)
Volume/mix(2)	(80)
Productivity improvements	270
Net price realization	50
Lower costs associated with cost savings initiatives	10
(250)
__________________________________________
(1)Includes an estimated negative margin impact of 230 basis points from the gross impact of tariffs, partially offset by an estimated positive margin impact of 30 basis points from the benefit of cost savings initiatives and a positive margin impact of 10 basis points from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges.
(2)Includes the impact of operating leverage.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 9.8% in 2026 compared to 9.5% in 2025. Marketing and selling expenses decreased 2% in 2026 from 2025. The decrease was primarily due to lower selling expenses (approximately 2 points) and increased benefits from cost savings initiatives (approximately 1 point), partially offset by higher costs associated with costs savings and optimization initiatives (approximately 1 point).
Administrative Expenses
Administrative expenses as a percent of sales were 6.2% in 2026 compared to 6.1% in 2025. Administrative expenses decreased 3% in 2026 from 2025. The decrease was primarily due to increased benefits from cost savings initiatives (approximately 5 points) and lower costs associated with cost savings initiatives (approximately 1 point), partially offset by higher benefit-related costs (approximately 2 points) and inflation (approximately 1 point).
Other Expenses / (Income)
Other expenses were $7 million in 2026 compared to $41 million in 2025. Other expenses in 2025 included impairment charges related to the Allied brands and Late July trademarks of $26 million and accelerated amortization expense of $7 million.
Operating Earnings
Segment operating earnings decreased 21% in 2026 from 2025.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	February 1, 2026	January 26, 2025	% Change
Meals & Beverages	$252	$296	(15)
Snacks	67	109	(39)
	319	405	(21)
Corporate income (expense)	(43)	(73)
Restructuring charges(1)	(3)	(5)
Earnings before interest and taxes	$273	$327
__________________________________________
(1)See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages decreased 15%. The decrease was primarily due to lower gross profit and the impact of the divestiture, partially offset by lower marketing and selling expenses. Gross profit margin decreased primarily due to the gross impact of tariffs, cost inflation and other supply chain costs and unfavorable volume/mix, partially offset by supply chain productivity improvements, favorable net price realization and benefits from cost savings initiatives.
Operating earnings from Snacks decreased 39%. The decrease was primarily due to lower gross profit. Gross profit margin decreased primarily due to cost inflation and other supply chain costs, the gross impact of tariffs and unfavorable volume/mix, partially offset by supply chain productivity improvements and benefits from cost savings initiatives.

Corporate expense in 2026 included the following:
•costs of $21 million related to costs savings and optimization initiatives;
•$1 million of certain litigation expenses, including expenses related to Plum; and
•$16 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges.
Corporate expense in 2025 included the following:
•$26 million of impairment charges related to the Allied brands and Late July trademarks;
•costs of $20 million related to cost savings and optimization initiatives;
•$7 million of accelerated amortization expense;
•$1 million of certain litigation expenses, including expenses related to Plum; and
•$14 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges.
Interest Expense
Interest expense of $82 million in 2026 decreased from $88 million in 2025 primarily due to lower levels of debt.
Taxes on Earnings
The effective tax rate was 24.9% in 2026 and 30.0% in 2025. The decrease in the effective tax rate was primarily due to $15 million of deferred tax expense recognized related to the sale of the noosa yoghurt business in the prior year, partially offset by lower tax expense associated with stock-based compensation awards in the prior year.
SIX-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Six Months Ended
(Millions)	February 1, 2026	January 26, 2025	% Change
Meals & Beverages	$3,315	$3,450	(4)
Snacks	1,926	2,007	(4)
	$5,241	$5,457	(4)
An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages(2)	Snacks	Total
Volume/mix	(2)%	(5)%	(3)%
Net price realization(1)	1	1	1
Divestitures	(2)	—	(2)
	(4)%	(4)%	(4)%
__________________________________________
(1)Includes revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales decreased 4%. Excluding the impact from the divestiture of the noosa yoghurt business, sales decreased primarily due to declines in U.S. soup, Prego pasta sauces, Canada, V8 beverages and Pace Mexican sauces, partially offset by gains in Rao's. Unfavorable volume/mix was partially offset by favorable net price realization. Sales were impacted by an approximate 1% headwind as a result of storm-related shipment delays in January. Sales of U.S. soup decreased 3% primarily due to decreases in ready-to-serve soups and condensed soups, partially offset by increases in broth.
In Snacks, sales decreased 4%. Excluding the impact from the divestiture of the Pop Secret popcorn business, sales decreased primarily due to declines in chips, third-party partner brands and contract manufacturing, fresh bakery related to supply constraints, and declines in crackers and pretzels, partially offset by gains in Pepperidge Farm cookies. Sales were impacted by volume/mix declines, partially offset by favorable net price realization.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $177 million in 2026 from 2025. As a percent of sales, gross profit declined to 28.8% in 2026 from 30.9% in 2025, due in part to the negative impact of tariffs.

The 210 basis-point decrease in gross profit margin was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(520)
Volume/mix(2)	(30)
Productivity improvements	260
Net price realization	70
Lower costs associated with cost savings initiatives	10
(210)
__________________________________________
(1)Includes an estimated negative margin impact of 220 basis points from the gross impact of tariffs and a negative margin impact of 10 basis points from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges, partially offset by an estimated positive margin impact of 20 basis points from the benefit of cost savings initiatives.
(2)Includes the impact of operating leverage.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 9.6% in 2026 compared to 9.3% in 2025. Marketing and selling expenses were comparable in 2026 and 2025. Lower selling expenses (approximately 2 points) and increased benefits from cost savings initiatives (approximately 1 point) were offset by higher costs associated with costs savings and optimization initiatives (approximately 2 points) and higher benefit-related costs (approximately 1 point).
Administrative Expenses
Administrative expenses as a percent of sales were 6.2% in 2026 and 2025. Administrative expenses decreased 4% in 2026 from 2025. The decrease was primarily due to increased benefits from cost savings initiatives (approximately 4 points); lower incentive compensation (approximately 2 points); and lower costs associated with cost savings initiatives (approximately 1 point), partially offset by higher certain litigation expenses (approximately 3 points).
Other Expenses / (Income)
Other expenses were $16 million in 2026 compared to $84 million in 2025. Other expenses in 2026 included costs associated with a pending acquisition of $2 million. Other expenses in 2025 included impairment charges related to the Allied brands and Late July trademarks of $26 million, a loss of $25 million on the sale of the Pop Secret popcorn business, accelerated amortization expense of $14 million and a postretirement actuarial loss of $2 million.
Operating Earnings
Segment operating earnings decreased 16% in 2026 from 2025.
An analysis of operating earnings by segment follows:

	Six Months Ended
(Millions)	February 1, 2026	January 26, 2025	% Change
Meals & Beverages	$549	$639	(14)
Snacks	190	245	(22)
	739	884	(16)
Corporate income (expense)	(124)	(179)
Restructuring charges(1)	(6)	(11)
Earnings before interest and taxes	$609	$694
__________________________________________
(1)See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages decreased 14%. The decrease was primarily due to lower gross profit and the impact of the divestiture. Gross profit margin decreased primarily due to the gross impact of tariffs, cost inflation and other supply chain costs and unfavorable volume/mix, partially offset by supply chain productivity improvements, favorable net price realization and benefits from cost savings initiatives.
Operating earnings from Snacks decreased 22%. The decrease was primarily due to lower gross profit. Gross profit margin decreased primarily due to cost inflation and other supply chain costs, the gross impact of tariffs and unfavorable volume/mix, partially offset by supply chain productivity improvements, favorable net price realization and benefits from cost savings initiatives.
Corporate expense in 2026 included the following:
•costs of $52 million related to costs savings and optimization initiatives;
•$11 million of certain litigation expenses, including expenses related to Plum;
•$2 million of costs associated with a pending acquisition;
•$14 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges; and
•$1 million of insurance recoveries related to a cybersecurity incident.
Corporate expense in 2025 included the following:
•costs of $49 million related to cost savings and optimization initiatives;
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
Interest Expense
Interest expense of $163 million in 2026 decreased from $175 million in 2025 primarily due to lower levels of debt.
Taxes on Earnings
The effective tax rate was 24.5% in 2026 and 26.4% in 2025. The decrease in the effective tax rate was primarily due to $15 million of deferred tax expense related to the sale of the noosa yoghurt business in the prior year and the favorable resolution of certain state tax matters in the current year, partially offset by excess tax benefits in the prior year and shortfalls in the current year associated with the vesting of stock-based compensation awards.
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

A summary of the pre-tax charges recorded in the Consolidated Statements of Earnings related to these initiatives is as follows:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	February 1, 2026	January 26, 2025	February 1, 2026	January 26, 2025	Recognized as of February 1, 2026
Restructuring charges	$3	$5	$6	$11	$30
Administrative expenses	7	8	15	19	56
Cost of products sold	9	10	16	18	48
Marketing and selling expenses	2	1	2	2	6
Research and development expenses	1	1	1	2	4
Total pre-tax charges	$22	$25	$40	$52	$144

Aggregate after-tax impact	$16	$19	$30	$40
Per share impact	$.05	$.06	$.10	$.13
A summary of the cumulative pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of February 1, 2026
Severance pay and benefits	$29
Asset impairment/accelerated depreciation	42
Implementation costs and other related costs	73
Total	$144
The total estimated pre-tax costs for actions that have been identified to date are approximately $245 million, and we expect to incur substantially all of the costs through 2028. These estimates will be updated as the detailed plans are developed.
We expect the costs for the actions that have been identified to date to consist of the following: approximately $35 million in severance pay and benefits; approximately $55 million in asset impairment and accelerated depreciation; and approximately $155 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 56%; Snacks - approximately 23% and Corporate - approximately 21%.
Of the aggregate $245 million of pre-tax costs identified to date, we expect approximately $185 million will be cash expenditures. In addition, we expect to invest approximately $215 million in capital expenditures, of which we invested $187 million as of February 1, 2026. The capital expenditures primarily relate to optimization of production within our manufacturing network, optimization of information technology infrastructure and applications and implementation of our existing SAP enterprise-resource planning system for Sovos Brands.
We expect the initiatives, once all phases are implemented, to generate annual ongoing savings of approximately $375 million by the end of 2028. As of February 1, 2026, we have generated total program-to-date pre-tax savings of $180 million.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	February 1, 2026
(Millions)	Three Months Ended	Six Months Ended	Costs Incurred to Date
Meals & Beverages	$10	$20	$94
Snacks	7	13	27
Corporate	5	7	23
Total	$22	$40	$144

In the third quarter of 2026, we commenced a voluntary early retirement program as part of our cost savings initiatives. The program is available to certain salaried employees who meet age and length-of-service criteria. We currently do not know which employees will elect to participate and therefore are unable to estimate the costs of the program, although we expect these costs to consist primarily of severance pay and benefits, including enhanced pension benefits. We will provide an estimate of the costs expected to be incurred as the program is executed.
Other Optimization Initiatives
In the second quarter of 2024, we began implementation of an initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. Pursuant to this initiative we will purchase certain Pepperidge Farm and Snyder's-Lance routes where there are opportunities to unlock greater scale in select markets, combine them and sell the combined routes to independent contractor distributors. We expect to execute this program in a staggered rollout and to incur expenses of up to approximately $115 million through 2029. In the three-month period ended February 1, 2026, we incurred $2 million in Marketing and selling expenses related to this initiative. In the six-month periods ended February 1, 2026 and January 26, 2025, we incurred $18 million and $8 million in Marketing and selling expenses related to this initiative, respectively. As of February 1, 2026, we have incurred $43 million in Marketing and selling expenses and $1 million in Administrative expenses related to this initiative.
Potential Future Initiatives
We continue to explore additional opportunities for cost savings designed to enhance operating efficiency, which may result in additional restructuring actions in the future.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
Operating Activities
We generated cash flows from operations of $740 million in 2026, compared to $737 million in 2025. The increase in 2026 was primarily due to changes in working capital mostly offset by lower cash earnings.
We had positive working capital of $40 million as of February 1, 2026, and negative working capital of $674 million as of August 3, 2025. As of August 3, 2025, current assets were less than current liabilities, which included debt maturing in one year, due to a focus on lowering core working capital requirements. Total debt maturing within one year was $428 million as of February 1, 2026, and $762 million as of August 3, 2025. We have $400 million aggregate principal amount of senior notes maturing in March 2026 that we expect to repay using available resources, which may include cash on hand, commercial paper and/or our revolving credit facility.
As part of our focus to lower core working capital requirements, we have worked with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions regarding these transactions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Our outstanding obligations confirmed as valid under these programs, which are included in Accounts payable on the Consolidated Balance Sheets, were approximately $254 million at February 1, 2026 and $240 million at August 3, 2025.
Investing Activities
Capital expenditures were $227 million in 2026 and $211 million in 2025. Capital expenditures in 2026 included network optimization for our Meals & Beverages business, information technology projects and wastewater initiatives. Capital expenditures are expected to total approximately $370 million in 2026.
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

Financing Activities
Dividend payments were $237 million in 2026 and $227 million in 2025. The regular quarterly dividend paid on our capital stock was $.39 per share in both the second quarter of 2026 and 2025. On November 18, 2025, the Board of Directors declared a regular quarterly dividend of $.39 per share payable on February 2, 2026 to shareholders of record at the close of business on January 8, 2026. On February 25, 2026, the Board of Directors declared a regular quarterly dividend of $.39 per share payable on May 4, 2026 to shareholders of record at the close of business on April 2, 2026.
In September 2021, the Board approved a strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. In September 2024, the Board authorized an anti-dilutive share repurchase program of up to $250 million (September 2024 program) to offset the impact of dilution from shares issued under our stock compensation programs. The September 2024 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2024 program may be made in open-market or privately negotiated transactions. The September 2024 program replaced an anti-dilutive share repurchase program of up to $250 million that was approved by the Board in June 2021 and has been terminated. During the six-month periods ended February 1, 2026 and January 26, 2025, we repurchased 805 thousand shares at a cost of $26 million and 1.134 million shares at a cost of $56 million, respectively, pursuant to our anti-dilutive share repurchase programs. As of February 1, 2026, approximately $172 million remained available under the September 2024 program and approximately $301 million remained available under the September 2021 program. See Note 15 to the Consolidated Financial Statements and “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
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
On December 15, 2025, pursuant to the registration statement, we completed the issuance of senior unsecured notes, consisting of $550 million aggregate principal amount of notes bearing interest at a fixed rate of 4.55% per annum, due March 21, 2031, with interest payable semi-annually on each of March 21 and September 21 commencing March 21, 2026. The notes contain customary covenants and events of default. If a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date. We used a portion of the proceeds from the issuance of the notes to repay a portion of our outstanding commercial paper and plan to use the remaining proceeds to repay existing indebtedness and for general corporate purposes. We have $400 million aggregate principal amount of senior notes maturing in March 2026 that we expect to repay using available resources, which may include cash on hand, commercial paper and/or our revolving credit facility.
As of February 1, 2026, we had $428 million of short-term borrowings due within one year, of which none was comprised of commercial paper borrowings. As of February 1, 2026, we issued $45 million of standby letters of credit.

On April 16, 2024, we entered into a Five-Year Credit Agreement for an unsecured, senior revolving credit facility (the 2024 Revolving Credit Facility Agreement) in an aggregate principal amount equal to $1.85 billion with a maturity date of April 16, 2029 or such later date as extended pursuant to the terms set forth in the 2024 Revolving Credit Facility Agreement. On August 5, 2025, we entered into an Extension Agreement to extend the maturity date of the 2024 Revolving Credit Facility Agreement by one year from April 16, 2029 to April 16, 2030. The 2024 Revolving Credit Facility Agreement remained unused at February 1, 2026, except for $1 million of standby letters of credit that we issued under it. We may increase the 2024 Revolving Credit Facility Agreement commitments up to an additional $500 million, subject to the satisfaction of certain conditions. Loans under the 2024 Revolving Credit Facility Agreement will bear interest at the rates specified in the 2024 Revolving Credit Facility Agreement, which vary based on the type of loan and certain other conditions. The 2024 Revolving Credit Facility Agreement contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense of not less than 3.25:1.00, and customary events of default for credit facilities of this type. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
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
•the risks related to the La Regina transaction, including that the conditions to the completion of the transaction may not be satisfied, the closing of the transaction may not occur or be delayed, and benefits from the transaction may not be fully realized or may take longer or cost more to be realized than expected;
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
For information regarding our exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in our 2025 Annual Report on Form 10-K. During the second quarter ended February 1, 2026, we entered into fixed-to-floating interest rate swaps accounted for as fair-value hedges. These instruments have a notional amount of $600 million and effectively convert a portion of our $800 million 4.75% Notes due March 23, 2035 from fixed-rate to variable-rate debt. The fair value of the instruments was a loss of $6 million as of February 1, 2026. There were no fixed-to-floating interest rate swaps outstanding as of August 3, 2025.
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of February 1, 2026 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

b.Changes in Internal Control
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are likely to materially affect, such internal control over financial reporting during the quarter ended February 1, 2026.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 17 to the Consolidated Financial Statements and incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity in the three months ended February 1, 2026 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
11/3/25 - 11/28/25	—	$—	—	$475
12/1/25 - 12/31/25	35,250	$28.51	35,250	$474
1/1/26 - 1/30/26	21,417	$27.30	21,417	$473
Total	56,667	$28.05	56,667	$473
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
Item 5. Other Information
During the quarter ended February 1, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" in accordance with Item 408 of Regulation S-K of the Securities Act.
Item 6. Exhibits
The Index to Exhibits, which immediately precedes the signature page, is incorporated by reference into this Report.

INDEX TO EXHIBITS

2.1*
Sale and Purchase Agreement, dated as of December 8, 2025, by and among Campbell Investment Company, Antonio Romano, Felice Romano, Luigi Romano, Natalina Romano, Evolve S.r.l. and F.A.L. Holdings LLC, incorporated by reference to Exhibit 2.1 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed on December 9, 2025.

2.2*
Equity Purchase Agreement, dated as of December 8, 2025, by and between Campbell Soup Supply Company LLC and Felix Global Holdings, Corporation, incorporated by reference to Exhibit 2.2 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed on December 9, 2025.

4.1	Form of 2031 Note, incorporated by reference to Exhibit 4.3 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed on December 15, 2025.

31.1	Certification of Mick J. Beekhuizen pursuant to Rule 13a-14(a).

31.2	Certification of Todd E. Cunfer pursuant to Rule 13a-14(a).

32.1	Certification of Mick J. Beekhuizen pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Todd E. Cunfer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Extension Definition Linkbase Document.

101.LAB	Inline XBRL Extension Label Linkbase Document.

101.PRE	Inline XBRL Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).
* Certain information in this document marked with “[Redacted]” has been excluded pursuant to Item 601(b)(2) of Regulation S-K. Such excluded information is not material and is treated by the registrant as private and confidential. An unredacted copy of the document will be furnished supplementally to the SEC upon request. Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 11, 2026

THE CAMPBELL'S COMPANY

By:	/s/ Todd E. Cunfer
Todd E. Cunfer
Executive Vice President and Chief Financial Officer

By:	/s/ Kelly L. Palumbo
Kelly L. Palumbo
Senior Vice President, Controller and Chief Accounting Officer