Form 10-K
period 2026-08-02
CAMPBELL'S Co
filed 2026-09-24
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
_________________________________________________________________________________
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Based on the closing price on January 30, 2026 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $5,375,793,679. There were 298,234,693 shares of capital stock outstanding as of September 16, 2026.
Documents Incorporated by Reference
Portions of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I
This Report contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current expectations regarding our future results of operations, economic performance, financial condition and achievements. These forward-looking statements can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "pursue," "seek," "strategy," "target," "will" and similar expressions. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, and may reflect anticipated cost savings or implementation of our strategic plan. These statements reflect our current plans and expectations and are based on information currently available to us. They rely on several assumptions regarding future events and estimates which could be inaccurate and which are inherently subject to risks and uncertainties. Risks and uncertainties include, but are not limited to, those discussed in "Risk Factors" and in the "Cautionary Factors That May Affect Future Results" in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Report. Our consolidated financial statements and the accompanying notes to the consolidated financial statements are presented in "Financial Statements and Supplementary Data" in this Report.
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
On December 8, 2025, we entered into purchase agreements to acquire 49% of the issued and outstanding equity interests of La Regina di San Marzano di Antonio Romano S.p.A. (La Regina SPA) and La Regina Atlantica, LLC (La Regina Atlantica, and together with La Regina SPA, La Regina). La Regina currently produces all of our Rao’s tomato-based pasta sauces. The aggregate consideration for the transaction is $286 million to be paid in two tranches. On May 4, 2026, we acquired the 49% interests in La Regina for $146 million in cash. The second tranche payment of $140 million will be payable at our discretion in either cash or unregistered shares of our capital stock (not to exceed 19.9% of our outstanding capital stock and voting power prior to issuance) on May 4, 2027. The remaining 51% of the outstanding equity interests of La Regina are subject to a call option granted to us and a put option granted to La Regina. For additional information on this transaction, see our Form 8-K filed with the U.S. Securities and Exchange Commission (SEC) on December 9, 2025, and Note 3 to the Consolidated Financial Statements.
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
Beginning in 2027, the Pepperidge Farm frozen business is managed under our Meals & Beverages segment.
See Note 8 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding our reportable segments.
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
During 2026, we experienced volatility in commodity and supply chain costs, including the costs of raw materials, packaging materials, energy, logistics, finished products and labor, driven in part by impacts from tariffs and ongoing geopolitical conflicts in the Middle East. We are unable to predict the extent to which tariffs and ongoing geopolitical conflicts may impact our ability to source ingredients, packaging materials and finished products in the future, and certain supply pressures may continue throughout 2027. In 2027, we expect inflationary pressures and volatility in various input costs to persist, primarily driven by impacts from tariffs, logistics costs and ongoing geopolitical conflicts. We plan to reduce some of these impacts over time through cost savings initiatives, inventory management practices, supplier collaboration, alternative sourcing opportunities, continued supply chain productivity initiatives, surgical pricing actions where necessary and other mitigation efforts.
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
Our five largest customers accounted for approximately 48% of our consolidated net sales in 2026 and 47% in 2025 and 2024. Our largest customer, Walmart Inc. and its affiliates, accounted for approximately 22% of our consolidated net sales in 2026, 21% in 2025, and 22% in 2024. Both of our reportable segments sold products to Walmart Inc. or its affiliates. No other customer accounted for 10% or more of our consolidated net sales.
Trademarks and Technology
As of September 16, 2026, we owned over 2,600 trademark registrations and applications in over 130 countries. We believe our trademarks are of material importance to our business. Although the laws vary by jurisdiction, trademarks generally remain valid and can be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and they have not become generic. We believe that our principal brands, including Campbell's, Cape Cod, Chunky, Goldfish, Kettle Brand, Lance, Late July, Milano, Pace, Pacific Foods, Pepperidge Farm, Prego, Rao's, Snack Factory, Snyder's of Hanover, SpaghettiOs, Swanson, and V8, are protected by trademark law in the major markets where they are used.
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
Capital Expenditures
During 2026, our aggregate capital expenditures were $361 million. We expect to spend approximately $300 million for capital projects in 2027. Major capital projects based on planned spend in 2027 include sustaining our infrastructure, including wastewater initiatives, and network optimization projects. We estimate that approximately $50 million of the capital expenditures anticipated during 2027 will be for upgrades to our Napoleon, Ohio wastewater treatment facility, with another approximately $5 million for other network wastewater initiatives.
Government Regulation
The manufacture and sale of consumer food products is highly regulated. In the U.S., our activities are subject to regulation by various federal government agencies, including the Food and Drug Administration (FDA), the Department of Agriculture, the Federal Trade Commission, the Department of Labor, the Department of Commerce, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as various state and local agencies. Our business is also regulated by similar agencies outside of the U.S. Additionally, we are subject to food ingredients regulations (including specific ingredients we can and do use, and how they must be declared on our labels), labeling and packaging regulations (including but not limited to extended producer responsibility (EPR) regulations), data privacy and security regulations, tax regulations, securities regulations, import regulations, accounting and reporting standards, and other financial laws and regulations. We believe that we are in compliance with current laws and regulations in all material respects and do not expect that continued compliance with such laws and regulations will have a material effect on capital expenditures, earnings or our competitive position.
Environmental Matters
Of our $361 million in capital expenditures made during 2026, approximately $10 million were for compliance with environmental laws and regulations in the U.S. We further estimate that approximately $50 million of the capital expenditures anticipated during 2027 will be for upgrades to our Napoleon, Ohio wastewater treatment facility, with another approximately $5 million for other network wastewater initiatives. Additionally, we anticipate spending approximately $10 million for compliance with U.S. environmental laws and regulations during 2027. We believe that the continued compliance with existing environmental laws and regulations (both within the U.S. and elsewhere) will not have a material effect on capital expenditures, earnings or our competitive position. In addition, we continue to monitor existing and pending environmental laws and regulations within the U.S. and elsewhere relating to climate change, greenhouse gas emissions and reporting, energy and sustainability, including EPR laws and regulations. While the impact of these laws and regulations cannot be predicted with certainty, we do not believe that compliance with these laws and regulations will have a material effect on capital expenditures, earnings or our competitive position. See Note 19 to the Consolidated Financial Statements for additional information regarding certain environmental matters.
Seasonality
Demand for soup products is seasonal, with the fall and winter months usually accounting for the highest sales volume. Demand for our other products is generally evenly distributed throughout the year.
Human Capital Management
One of the four pillars of our transformation framework is to build a performance culture. To do this, we are committed to building a company where everyone is valued and supported to do their best work. We believe that our employees are the driving force behind our success. Prioritizing attracting, developing and retaining world-class talent embodies our purpose, Connecting people through food they love. On August 2, 2026, we had approximately 13,500 full-time and part-time employees.
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
We provide a workplace that develops, supports and motivates our people. Our Ways to Well-being Strategy provides information, education tools and resources to drive engagement and to help support our employees' physical, financial and professional well-being. We continue to modernize our workspaces and have a hybrid work policy to allow office-based employees to work remotely several days per week.
Websites
Our primary corporate website can be found at www.thecampbellscompany.com. We make available free of charge at the Investors portion of this website (under the "Financials—SEC Filings" caption) all of our reports (including amendments) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the SEC.
All websites appearing in this Annual Report on Form 10-K are inactive textual references only, and the information in, or accessible through, such websites is not incorporated into this Annual Report on Form 10-K, or into any of our other filings with the SEC.
Item 1A. Risk Factors
In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could have a material adverse effect on our business, financial condition and results of operations. Although the risks are organized and described separately, many of the risks are interrelated. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.
Business and Operational Risks
Unfavorable global macroeconomic conditions, including economic recession or slow growth or periods of higher inflation in key markets may adversely affect consumer spending and demand for our products.
Global macroeconomic conditions can be uncertain and volatile. We have in the past been, and may continue to be, adversely affected by changes in global macroeconomic conditions, including geopolitical conflicts, global trade policies, supply chain challenges, inflation, consumer spending patterns, recession, rising interest rates, energy availability and costs, labor shortages, pandemics or other local or global health issues. Volatility in financial markets and deterioration of global macroeconomic conditions could impact our business and results of operations in a number of ways, including but not limited to, the following:
•higher commodity prices and other increased input costs could continue due to geopolitical conflicts, supply chain shortages or supply chain disruptions, which may not be sufficiently mitigated;
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
The global economy has been negatively impacted by ongoing geopolitical conflicts. Governments in various regions have imposed, and may continue to impose, blockades, export controls and trade restrictions on certain products and financial and economic sanctions on certain industry sectors and parties. We have experienced shortages in materials and increased costs for transportation, energy and raw materials due in part to the negative impact of these ongoing geopolitical conflicts on the global economy. The scope and duration of such conflicts are uncertain, rapidly changing and hard to predict. Further escalation of these geopolitical conflicts, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, heightened inflationary pressures, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflicts could also heighten many of the other risk factors discussed in this Item 1A, or in other reports we periodically file with the SEC.
Changes in global trade policies, including tariff actions taken by the U.S. and reciprocal tariffs by its trading partners, remain uncertain and could impact our financial condition or results of operations.
In 2026, tariff actions taken by the U.S. and retaliatory measures taken by its trading partners resulted in increased production costs, supply chain costs and distribution costs, primarily for ingredients, packaging (such as tinplate steel used to make cans), and imported finished products. Although uncertainty regarding the extent and duration of these tariffs remains, we are working with our suppliers to mitigate potential impacts on our business. The uncertainty of the tariffs, including a potential increase in input costs and decrease in demand for our products, could heighten the other risk factors and uncertainties discussed in this Item 1A, or in other reports we periodically file with the SEC, and impact our financial condition or results of operations. Furthermore, our competitors may be less exposed to tariff impacts or in a better position to mitigate the increased costs of tariffs.
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

During 2026, we experienced volatility in commodity and supply chain costs, including the costs of raw materials, packaging materials, energy, logistics, finished products and labor, driven in part by impacts from tariffs and ongoing geopolitical conflicts in the Middle East. In 2027, we expect inflationary pressures and volatility in various input costs to persist, primarily driven by impacts from tariffs, logistics costs and ongoing geopolitical conflicts. We plan to reduce some of these impacts over time through cost savings initiatives, inventory management practices, supplier collaboration, alternative sourcing opportunities, continued supply chain productivity initiatives, surgical pricing actions where necessary and other mitigation efforts. If we cannot effectively mitigate these costs, our results could be adversely impacted.
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
We consider our intellectual property rights, particularly our trademarks, to be a significant and valuable aspect of our business. We protect our intellectual property rights through a combination of trademark, patent, copyright and trade secret protection, contractual agreements and policing of third-party misuses of our intellectual property in traditional retail and digital environments. Our failure to obtain or adequately protect our intellectual property, including in response to developing artificial intelligence (AI) technologies, or any change in law that lessens or removes the current legal protections of our intellectual property may diminish our competitiveness and adversely affect our business and financial results.
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
We have a number of iconic brands with significant value. Maintaining and continually enhancing the value of these brands is critical to the success of our business. Brand value is primarily based on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products, packaging, waste management, ingredients, or our environmental, social, human capital or governance practices, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, consumer trends emphasizing health and wellness, concerns or perceptions regarding ingredients and processed foods, or the products becoming unavailable to consumers (including as a result of changes in funding for benefits programs or restrictions on the inclusion of products in such programs, such as the Supplemental Nutrition Assistance Program (SNAP)). The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us, our brands, products or packaging on social or digital media, including AI-generated content, could seriously damage our brands and reputation. In addition, an increase in data analytics, automation, AI-generated content across digital platforms, and AI shopping agents is changing how consumers discover and engage with our brands and products. We might fail to appropriately target our marketing efforts, anticipate consumer preferences, or invest sufficiently in maintaining our brand image. If we do not maintain the favorable perception of our brands, our results could be adversely impacted.
We may be adversely impacted by a disruption, failure or security breach of our information technology systems.
Our information technology systems are critically important to our operations. We rely on our information technology systems (some of which are outsourced to third parties) to manage our data, communications and business processes, including our marketing, sales, manufacturing, procurement, supply chain, customer service, accounting and administrative functions and the importance of such networks and systems has increased due to an increase in our employees working remotely. If we do not obtain and effectively manage the resources and materials necessary to build, sustain and protect appropriate information technology systems, our business or financial results could be adversely impacted. Furthermore, our information technology systems, and the third-party information systems on which we rely, are subject to attack or other security breaches (including the access to or acquisition of customer, consumer, employee or other confidential information), service disruptions or other system failures. If we are unable to prevent or adequately respond to and resolve these disruptions, failures or breaches, our operations may be impacted, and we may suffer other adverse consequences such as reputational damage, litigation, remediation costs, ransomware payments and/or penalties under various data protection laws and regulations.
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
New and emerging technologies, including AI and future advances in computing capabilities, that could result in greater operational efficiency may further expose our computer systems to the risk of cyberattacks. Our initiatives to continue to modernize our operations, increase data digitalization and improve our production facilities may increase potential exposure to cybersecurity risks and increase the complexity of our cybersecurity program. In addition, the rapid evolution and increased adoption of AI technologies may intensify our cybersecurity risks. We may incur increased costs in protecting against or remediating cyberattacks or other cyber incidents. As cyberattacks increase in frequency and magnitude around the world, we may be unable to obtain cybersecurity insurance in the amounts and on the terms we view as appropriate and favorable for our operations.
To address the risks to our information technology systems and the associated costs, we maintain an information security program that includes administrative, physical and technical controls and safeguards. These controls and safeguards include technology and security policies, cybersecurity insurance, employee awareness training and monitoring, a third-party risk management program, and routine testing of our information technology systems. We believe that these preventative and detective actions provide adequate measures of protection against security breaches, generally reduce our cybersecurity risks and enhance our ability to prevent, detect and respond to disruptive events. Our information security program includes capabilities designed to evaluate and mitigate cyber risks arising from third-party service providers. Additionally, we evaluate our major technology suppliers and outsourced service providers against accepted security certifications and standards. We believe that these capabilities provide insights and visibility to the security posture of our third-party service providers;

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
We must identify changing consumer preferences and develop and offer food products and packaging to meet consumer preferences.
Consumer preferences for food and beverage products are continually evolving. Our ability to compete depends upon our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. If we do not succeed in offering products that consumers want to buy, our sales and market share will decrease, resulting in reduced profitability. It may be difficult to predict which shifts in consumer preferences are short-term or long-term trends. For instance, consumer behaviors may continue to shift over time in response to certain health and wellness trends, including the use of weight-management medications. If we are unable to accurately predict which shifts in consumer preferences will be long-lasting, or are unable to introduce new and improved products to satisfy those preferences, our sales will decline. Weak economic conditions, recessions, significant inflation, government regulation

(including in the health and wellness space) and other factors, such as pandemics, could affect consumer preferences and demand. In addition, given the variety of backgrounds and identities of consumers in our consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences. As such, we must be successful in developing innovative products across a multitude of product categories. We must also be able to respond successfully to technological advances (including AI and machine learning, which may become critical in interpreting or shaping consumer preferences in the future) and intellectual property rights of our competitors, and failure to do so could compromise our competitive position and negatively impact our product sales. Finally, if we fail to rapidly develop products in faster-growing and more profitable categories, we could experience reduced demand for our products, or fail to expand margins.
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
In 2026, our five largest customers accounted for approximately 48% of our consolidated net sales, with the largest customer, Walmart Inc. and its affiliates, accounting for approximately 22% of our consolidated net sales. There can be no assurance that our largest customers will continue to purchase our products in the same mix or quantities, or on the same terms as in the past. Disruption of sales to any of these customers, or to any of our other large customers, for an extended period of time could adversely affect our business or financial results.
Financial and Economic Risks
An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could adversely affect our financial results and net worth.
As of August 2, 2026, we had goodwill of $5.321 billion and other indefinite-lived intangible assets of $3.561 billion. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized, but are tested for impairment at least annually in the fourth quarter or more frequently if impairment indicators arise. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the unit's fair value. Similarly, we test indefinite-lived intangible assets by comparing the fair value of the assets to their carrying values. Fair value for both goodwill and other indefinite-lived intangible assets is determined based on discounted cash flow analyses. If the carrying values of the reporting unit or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired. Factors that could result in an impairment include the impact of a change in revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions, including from the potential impact of tariffs, shifting global trade policies and geopolitical conflicts, or assumed royalty rates. See “Critical Accounting Estimates” and Note 7 to the Consolidated Financial Statements for information on impairment charges recognized in 2024, 2025 and 2026. If current expectations for growth rates for sales and profits are not met, or other market factors and macroeconomic conditions were to change, we may be required in the future to record impairment of the carrying value of goodwill or other indefinite-lived intangible assets, which could adversely affect our financial results and net worth.
We face risks related to inflation, recession, financial market disruptions and other economic conditions.
Customer and consumer demand for our products may be impacted by weak economic conditions, recession, equity market volatility or other negative economic factors in the U.S. or other nations. For instance, in 2026, the U.S. experienced elevated inflationary pressures, driven primarily by the impacts from tariffs and ongoing geopolitical conflicts. In 2027, we may continue to experience elevated inflationary pressures and may not be able to fully mitigate the impact of inflation through continued price increases, productivity initiatives and cost savings, which could have a material adverse effect on our financial results. In addition, if the U.S. economy enters a recession in 2027, we may experience sales declines and may have to decrease prices, all of which could have a material adverse impact on our financial results.
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
As of August 2, 2026, we had approximately $7.137 billion of indebtedness, and this level of indebtedness may have important consequences to our business, including but not limited to:
•increasing the possibility of a downgrade in our credit rating;
•increasing our exposure to fluctuations in interest rates;
•subjecting us to new financial and other covenants;
•increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;
•limiting our ability to meet our capital priorities;
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
Our borrowing costs, ability to refinance debt, debt issuances and access to commercial paper markets could be adversely affected by a downgrade or potential downgrade of our credit ratings.
Our credit ratings are an important factor in our ability to borrow, issue unsecured debt, access the commercial paper markets, and maintain financial flexibility. A downgrade or potential downgrade of our credit ratings could increase our borrowing costs and impair our ability to issue unsecured debt or access the commercial paper markets, which could adversely affect our liquidity. If our credit ratings are lowered or placed on negative outlook or review, we could be required to rely on more expensive sources of financing.
Legal, Regulatory and Sustainability Risks
We may be adversely impacted by legal and regulatory proceedings or claims.
We are a party to a variety of legal and regulatory proceedings and claims arising out of the normal course of business. See Note 19 to the Consolidated Financial Statements for information regarding certain legal proceedings. Since these actions are inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such proceedings or claims, or that our assessment of the materiality or immateriality of these matters, including any reserves taken in connection with such matters, will be consistent with the ultimate outcome of such proceedings or claims. The manufacture and marketing of food products has come under increased scrutiny in recent years, and the food industry has been subject to changes in laws and regulations at the state and federal levels and an increasing number of proceedings and claims relating to alleged false or deceptive marketing under federal, state and foreign laws or regulations. In light of recent actions by the United States Department of Health and Human Services, FDA and states, we anticipate continued legislative, regulatory and policy developments with respect to food ingredients (including but not limited to whether products contain ingredients such as Food, Drug, and Cosmetic Act (FD&C) colors, bioengineered ingredients, or ingredients Generally Recognized as Safe (GRAS)), labeling (including but not limited to potential front of pack labeling) and packaging at the state and federal levels, along with related changes in consumer expectations and behavior. Heightened scrutiny of "ultra-processed" foods, including policy proposals outlined in reports by the Make America Healthy Again (MAHA) Commission as well as state legislative activity, could result in new definitions, labeling requirements, marketing restrictions, or reformulation mandates that increase our compliance costs or adversely affect consumer demand for certain of our products. We are continuing to monitor changes to laws and regulations that affect the food industry and evaluate their impact on our business, financial condition and results of operations.
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
The manufacture and marketing of food products is extensively regulated. Various laws and regulations govern the processing, ingredients (including but not limited to FD&C colors), packaging (including but not limited to potential impacts of EPR regulations and laws), waste management, storage, distribution, marketing, advertising, labeling, import/export requirements, quality and safety of our food products, privacy, data security, machine learning and AI as well as the health and safety of our employees and the protection of the environment. In the U.S., we are subject to regulation by various federal government agencies, including but not limited to the FDA, the Department of Agriculture, the Federal Trade Commission, the Department of Labor, the Department of Commerce, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as various state and local agencies. We are also regulated by similar agencies outside the U.S. See Note 19 to the Consolidated Financial Statements for additional information regarding regulatory matters.
Governmental and administrative bodies within the U.S. have made a variety of tax, trade and other regulatory reforms. Trade reforms include tariffs on certain materials used in the manufacture of our products and tariffs on certain finished products. For a discussion of certain risks and uncertainties of tariff impacts on our financial condition or results of operations, see Item 1A. Business and Operational Risks - Changes in global trade policies, including tariff actions taken by the U.S. and reciprocal tariffs by its trading partners, remain uncertain and could impact our financial condition or results of operations.
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
Changes in legal or regulatory requirements (such as but not limited to new food safety requirements and revised regulatory requirements for the labeling of nutrition facts, serving sizes and genetically modified ingredients or new EPR regulations and laws), evolving interpretations of existing legal or regulatory requirements, or a rapidly changing landscape regarding environmental policies relating to climate change, climate reporting, regulating greenhouse gas emissions, energy policies and sustainability, may result in increased compliance cost, capital expenditures and other financial obligations that could adversely affect our business and financial results.
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
Many scientists believe that carbon dioxide and other greenhouse gases in the atmosphere are having an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as wheat, tomatoes, potatoes, beef, cocoa and olive oil. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our cost of storing and transporting our raw materials, or disrupt production schedules. We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain.
Certain regulatory and legislative bodies may continue to focus on environmental policies relating to climate change, climate reporting, regulating greenhouse gas emissions (including carbon pricing regulations, cap and trade systems or a carbon tax), energy policies and sustainability, while the landscape regarding such policies continues to rapidly change. Increased compliance costs and expenses due to the impacts of climate change and additional legal or regulatory requirements regarding climate change that are designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment may cause disruptions in, or an increase in the costs associated with, the running of our manufacturing facilities and our business, as well as increase distribution and supply chain costs. Moreover, compliance with any such legal or regulatory requirements may require us to make significant changes in our business operations and strategy, which will likely require us to devote substantial time and attention to these matters and cause us to incur additional costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties or potential litigation if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The physical effects and transitional costs of climate change and legal, regulatory or market initiatives to address climate change could have a long-term adverse impact on our business, financial condition and results of operations.
Our business is subject to an increasing focus on sustainability matters.
From time to time we establish and publicly announce sustainability goals and commitments, including reducing our impact on the environment, strengthening local communities, and relating to animal welfare. For example, we established science-based targets for Scope 1, 2 and 3 greenhouse gas emissions. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, the pace of changes in technology and its market availability, the availability of requisite financing, the availability of suppliers and products that can meet our sustainability and other standards, and changing business dynamics including acquisitions. Furthermore, standards for tracking and reporting such matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting these data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations (including from acquisitions and divestitures), and other changes in circumstances, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If we fail to achieve, or are perceived to have failed to achieve or have been delayed in achieving, or improperly report our progress toward achieving these goals and commitments, it could negatively affect consumer or customer preference for our products or investor confidence in our stock, as well as expose us to enforcement actions and litigation.
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
As part of our information security program, we continuously monitor and update our information technology networks and infrastructure. We have dedicated internal legal, compliance and information security teams, and leverage consultants and third-party service providers to inform our understanding of the threat landscape and to identify, prevent, detect, address and mitigate risks associated with unauthorized access, misuse, computer viruses and other events that could have a security impact. Additionally, we engage third-party professional security firms to perform periodic network and application penetration testing and cybersecurity maturity assessments. We maintain a cyber risk assessment strategy to identify and mitigate risk, including risks arising from third-party providers. We also evaluate the security of our third-party platforms against industry standards (including, for example, ISO 27001 certification and System and Organization Controls 2). Our information security strategy focuses on complying with applicable data privacy and protection laws, maintaining the availability of our manufacturing operations, protecting data, detecting and responding to threats, building resiliency and providing a secure foundation for growth and innovation. We invest in industry standard security technology to protect the company’s data and business processes against risk of cybersecurity incidents. Our data security management program includes identity, trust, vulnerability and threat management business processes, as well as adoption of standard data protection policies.
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
We train our employees through annual security training (including separate trainings related to cybersecurity, AI, data privacy, records and information management), phishing simulations and regular communications about timely security topics to enhance their understanding of cybersecurity threats and their ability to identify and escalate potential cybersecurity events. We have specific executive-level information security training to inform leadership across the organization about the information security strategy and preparedness in the event of a security incident. We also engage third-party cybersecurity experts to perform periodic operational table-top exercises with management to review, prepare for, and improve, the company’s incident response procedures. Key takeaways from these exercises are reviewed with the Audit Committee. We have a cross-functional crisis management team comprised of business unit and functional leaders and a crisis management plan that includes procedures for identifying, containing and responding to cybersecurity incidents.
Our cybersecurity risk management strategy includes the use of cybersecurity insurance that provides protection against certain potential losses arising from certain cybersecurity incidents; however, such insurance may not insure us against all claims related to security breaches, cyberattacks and other related breaches. In the last three years, the company has not experienced an information security incident that has had a material impact on its business strategy, results of operations or financial condition. However, as discussed in “Item 1A. Risk Factors,” specifically the risks under the heading, “We may be adversely impacted by a disruption, failure or security breach of our information technology systems,” cyber threats are constantly evolving and becoming more frequent and sophisticated. Accordingly, no matter how well designed or implemented the company’s information security policies and procedures are, there can be no assurance that these policies and procedures will prevent or limit the impact of a cybersecurity incident.
Cybersecurity Governance
We have established oversight mechanisms intended to provide effective cybersecurity governance, risk management, and timely incident response. Our Board, in coordination with the Audit Committee, oversees the company’s ERM process, including the management of risks arising from cybersecurity threats.
Our Board annually reviews assessments of our information security program under the NIST CSF. It receives benchmarking results of our data security effectiveness and reports from our Chief Digital & Technology Officer (CDTO) and Chief Information Security Officer (CISO) on our information security program and recent developments. Our Board has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee. To fulfill its oversight responsibilities, the Audit Committee reviews the measures implemented by the company to identify and mitigate cybersecurity risks and receives quarterly updates from our CDTO and CISO on the information security program, including the status of significant cybersecurity incidents, the emerging threat landscape, and the status of projects to strengthen the company’s information security posture. The Audit Committee regularly reports to the Board on cybersecurity matters. In addition, we have a crisis management plan and protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the company and, where appropriate, reported promptly to the Audit Committee or Board, with ongoing updates regarding any such incident until it has been addressed. Our risk oversight processes and disclosure controls and procedures are designed to escalate key risks for the Board to analyze for disclosure purposes.
Our CDTO, a member of our corporate leadership team, oversees the team responsible for leading the enterprise-wide information technology strategy, policy, standards, architecture, and processes. Our CISO, who reports to the CDTO, oversees the dedicated information security team, which works in partnership with the company’s ERM team and corporate audit department as well as consultants as part of an overall internal controls process to monitor cybersecurity threats and prevent, detect, mitigate and remediate cybersecurity incidents. The CDTO has over 30 years of information technology experience, including serving in strategic planning, oversight and global operation of information systems and technology functions for companies in the consumer packaged goods industry. The CISO has over 20 years of information technology and cybersecurity experience, including strategy, execution, architecture, and operations of enterprise-wide technology programs, including cybersecurity and global information technology infrastructure.

Item 2. Properties
Our principal executive offices are company-owned and located in Camden, New Jersey. The following table sets forth our principal manufacturing facilities and the reportable segment that primarily uses each of the facilities:
Inside the U.S.

Arizona	Ohio	Utah
Goodyear (S)	Ashland (S)	Richmond (S)
California	Napoleon (MB)	Wisconsin
Dixon (MB)	Willard (S)	Beloit (S)
Stockton (MB)	Oregon	Franklin (S)
Connecticut	Salem (S)	Milwaukee (MB)
Bloomfield (S)	Pennsylvania
Florida	Denver (S)
Lakeland (S)	Downingtown (S)
Illinois	Hanover (S)
Downers Grove (S)	Texas
North Carolina	Austin (MB)
Charlotte (S)	Paris (MB)
Maxton (MB)

______________________________
MB - Meals & Beverages
S - Snacks
Each of the foregoing manufacturing facilities is company-owned, except the Austin, Texas facility, which is leased. We also maintain principal business unit offices in Doral, Florida; Hanover, Pennsylvania; and Mississauga, Canada.
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
Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The section below provides information regarding our executive officers as of September 16, 2026:

Name, Present Title & Business Experience	Age	Year First Appointed Executive Officer
Mohit Anand, Executive Vice President and President, Snacks. Senior Vice President, Global Accelerator, Mars, Incorporated (2026). Vice President, Frozen Foods, Kellanova North America (2024-2025). Director, Snacks, Kellanova Asia Middle East Africa (2021-2024).	55	2026
Mick J. Beekhuizen, President and Chief Executive Officer. We have employed Mr. Beekhuizen in an executive or managerial capacity for at least five years.	50	2020
Charles A. Brawley, III, Executive Vice President, General Counsel and Corporate Secretary. We have employed Mr. Brawley in an executive or managerial capacity for at least five years.	61	2023
Todd E. Cunfer, Executive Vice President and Chief Financial Officer. Chief Financial Officer, Freshpet, Inc. (2022-2025). Chief Financial Officer, The Simply Good Foods Company (2017-2022).	61	2026
Risa Cretella, Executive Vice President and President, Meals & Beverages. Executive Vice President, General Manager of Rao’s, Sovos Brands, Inc. (2018-2024).	47	2025
Cassandra Green, Executive Vice President, Chief Supply Chain Officer. We have employed Ms. Green in an executive or managerial capacity for at least five years.	49	2026
Diane Johnson May, Executive Vice President and Chief People and Culture Officer. Senior Vice President, People and Culture, Manpower Group (2020-2021). Executive Vice President, Chief Human Resources Officer, Brookdale Senior Living (2019-2020).	67	2022
Janda K. Lukin, Executive Vice President and Chief Growth Officer. We have employed Ms. Lukin in an executive or managerial capacity for at least five years.	53	2025
Melissa Nippert, Senior Vice President and Chief Transformation Officer. Vice President, Business Transformation, Oldcastle Infrastructure, Inc. (2019-2022).	46	2026

PART II
Item 5. Market for Registrant’s Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Capital Stock
Our capital stock is traded on The Nasdaq Stock Market LLC under the symbol "CPB." On September 16, 2026, there were 13,376 holders of record of our capital stock.
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
The following graph compares the cumulative total shareholder return (TSR) on our stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (the S&P 500) and the Standard & Poor’s Packaged Foods Index (the S&P Packaged Foods Group). The graph assumes that $100 was invested on July 30, 2021, in each of our stock, the S&P 500 and the S&P Packaged Foods Group, and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 2, 2026.

250
225
200
175
150
125
100
75
50
25
0
DOLLARS
2021
2022
2023
2024
2025
2026
Campbell's
S&P 500
S&P Packaged Foods Group

* Stock appreciation plus dividend reinvestment.

	2021	2022	2023	2024	2025	2026
Campbell's	100	117	113	118	85	61
S&P 500	100	95	108	130	151	183
S&P Packaged Foods Group	100	113	119	106	100	95

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions)(3)
5/4/26 - 5/29/26	—	$—	—	$473
6/1/26 - 6/30/26	—	$—	—	$473
7/1/26 - 7/31/26	—	$—	—	$473
Total	—	$—	—	$473
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
In 2026, we continued to advance our key strategic initiatives in a dynamic operating environment marked by shifting global trade policies, commodity cost fluctuations, increased regulatory activity, consumer behavior shifts and other global macroeconomic challenges. During 2026, we experienced increased volatility in commodity and supply chain costs, which were partially offset by improvements in our supply chain productivity and benefits from our cost savings initiatives. In 2027, we expect inflationary pressures and volatility in various input costs to persist, primarily driven by impacts from tariffs, logistics costs and ongoing geopolitical conflicts. We plan to continue to reduce some of these impacts over time through cost savings initiatives, inventory management practices, supplier collaboration, alternative sourcing opportunities, continued supply chain productivity initiatives, surgical pricing actions where necessary and other mitigation efforts. We will continue to evaluate the dynamic macroeconomic environment and take actions to mitigate the impact on our business, financial condition and results of operations.
Strategy
Our strategy is focused on strengthening our position in U.S. everyday cooking and snacking, rapidly turning consumer insights into relevant food and brands, and advancing enterprise-wide transformation initiatives that support our long-term growth. We plan to direct our efforts on priority areas within everyday cooking and everyday snacking by identifying clear brand roles and growth channels, while continuing to execute across our broader brand portfolio and retail landscape. We believe this strategy is designed to strengthen our connection with consumers, improve execution across the enterprise and position the company to deliver sustainable profitable growth and long-term value for our shareholders.

We plan to leverage consumer insights, elevate food and packaging innovation, improve product availability, advance revenue growth management capabilities and enhance the consumer experience. We also intend to support our growth through transformation pillars focused on performance culture, commercial capabilities, digital advancement and fuel for growth, which are designed to improve decision-making, build key capabilities, deploy technology to enable our teams and drive cost savings and efficiencies across the enterprise.
Business Trends
Our industry continues to navigate a challenging operating environment driven by evolving consumer purchasing and spending patterns and shifting retail dynamics with non-traditional commercial channels increasing in importance against a backdrop of commodity cost volatility, supply chain pressures, shifting global trade policies and tariffs, competitive pressures and other economic uncertainties.
Our strategy is designed, in part, to capture growing consumer preferences for value and convenience. We expect consumers to continue to seek at-home cooking solutions and stretchable meals. We also believe that consumers are making more intentional decisions in snacking, in terms of health and wellness, flavor exploration and seeking premium products.
We expect retail dynamics to continue to evolve, as consumers turn to non-traditional grocery channels, including club stores, instant delivery and e-commerce channels to purchase our products. Retailers continue to use their buying power and negotiating strength to seek increased promotional programs funded by their suppliers and more favorable terms, including supplier-funded customized products. Any consolidations among retailers would continue to create large and sophisticated customers that may further this trend. Retailers also continue to grow and promote private label brands that compete with branded products, especially on price.
Shifting global trade policies and tariffs have resulted in increased production costs, supply chain costs and distribution costs, primarily for ingredients, packaging (such as tinplate steel used to make cans), and imported finished products. Although uncertainty regarding the extent and duration of these tariffs remains, we are continuing to monitor the rapidly evolving operating landscape and are working with our suppliers to mitigate potential impacts on our business.
In addition, in light of recent actions by the United States Department of Health and Human Services, Food and Drug Administration (FDA) and states, we anticipate continued legislative, regulatory and policy developments with respect to food ingredients, labeling and packaging at the state and federal levels, along with related changes in consumer expectations and behavior. Heightened scrutiny of “ultra-processed” foods, including policy proposals outlined in reports by the Make America Healthy Again (MAHA) Commission as well as state legislative activity, could result in new definitions, labeling requirements, marketing restrictions, or reformulation mandates that increase our compliance costs or adversely affect consumer demand for certain of our products. While the effects of these developments remain uncertain, we are continuing to monitor changes to laws and regulations that affect the food industry and evaluate their impact on our business, financial condition and results of operations.
In 2027, we expect inflationary pressures and volatility in various input costs to persist, primarily driven by impacts from tariffs, logistics costs and ongoing geopolitical conflicts, which could negatively impact our business, financial condition and results of operations. We will continue to evaluate the dynamic macroeconomic environment and take actions to mitigate such impacts.
Business Acquisition & Divestitures
On May 4, 2026, we acquired 49% of the issued and outstanding equity interests of La Regina di San Marzano di Antonio Romano S.p.A. (La Regina SPA) and La Regina Atlantica, LLC (La Regina Atlantica, and together with La Regina SPA, La Regina) and paid $146 million in cash, representing the first of two tranches of the aggregate $286 million consideration for the transaction. The second tranche payment of $140 million will be payable at our discretion in either cash or unregistered shares of our capital stock (not to exceed 19.9% of our outstanding capital stock and voting power prior to issuance) on May 4, 2027. For additional information on this transaction, see our Form 8-K filed with the U.S. Securities and Exchange Commission (SEC) on December 9, 2025, and Note 3 to the Consolidated Financial Statements.
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
There were 52 weeks in 2026 and 2024 and 53 weeks in 2025.

•Net sales decreased 5% in 2026 to $9.744 billion primarily due to unfavorable volume/mix, a 2-point impact from the 53rd week in 2025 and the impact of the divestitures, partially offset by favorable net price realization.
•Gross profit, as a percent of sales, decreased to 28.1% in 2026 from 30.4% a year ago. The decrease was primarily due to the impact of cost inflation and other supply chain costs and the gross impact of tariffs, partially offset by the benefits from supply chain productivity improvements.
•Net earnings per share attributable to The Campbell's Company common shareholders - Diluted were $1.31 in 2026, compared to $2.01 a year ago. The current year included expenses of $.86 per share and the prior year included expenses of $.97 per share from items impacting comparability as discussed below.
Net Earnings attributable to The Campbell's Company common shareholders - Diluted - 2026 Compared with 2025
The following items impacted the comparability of net earnings and net earnings per share attributable to The Campbell's Company common shareholders - Diluted:
•We implemented several cost savings initiatives in recent years. In 2026, we recorded Restructuring charges of $67 million and implementation costs and other related costs of $39 million in Cost of products sold, $38 million in Other expenses / (income), $29 million in Administrative expenses, $4 million in Marketing and selling expenses and $4 million in Research and development expenses related to these initiatives. In 2025, we recorded Restructuring charges of $24 million and implementation costs and other related costs of $41 million in Administrative expenses, $32 million in Cost of products sold, $4 million in Marketing and selling expenses and $3 million in Research and development expenses related to these initiatives.
In the second quarter of 2024, we began implementation of an optimization initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. In 2026, we recognized $21 million in Marketing and selling expenses related to this initiative. In 2025, we recognized $20 million in Marketing and selling expenses and $1 million in Administrative expenses related to this initiative.
In 2026, the total aggregate impact related to the cost savings and optimization initiatives was $202 million ($154 million after tax, or $.51 per share). In 2025, the total aggregate impact related to the cost savings and optimization initiatives was $125 million ($96 million after tax, or $.32 per share). See Note 9 to the Consolidated Financial Statements and "Restructuring Charges, Cost Savings Initiatives and Other Optimization Initiatives" for additional information;
•In 2026, we recognized gains in Cost of products sold of $6 million ($5 million after tax, or $.02 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges. In 2025, we recognized gains in Cost of products sold of $11 million ($8 million after tax, or $.03 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges;
•In 2026, we recognized actuarial and curtailment gains on our pension and postretirement plans in Other expenses / (income) of $23 million ($18 million after tax, or $.06 per share). In 2025, we recognized actuarial losses in Other expenses / (income) of $24 million ($18 million after tax, or $.06 per share);
•In 2026, we recorded litigation expenses in Administrative expenses of $14 million ($11 million after tax, or $.04 per share) related to the Plum baby food and snacks business (Plum), which was divested on May 3, 2021, and certain other litigation matters. In 2025, we recorded litigation expenses in Administrative expenses of $5 million ($5 million after tax, or $.02 per share) related to Plum and certain other litigation matters;
•In 2026 and 2025, we recorded insurance recoveries in Administrative expenses of $1 million ($1 million after tax) related to a cybersecurity incident that was identified in the fourth quarter of 2023;
•In the fourth quarter of 2026, we recognized impairment charges of $60 million on the Kettle Brand trademark and $57 million on the Cape Cod trademark within the Snacks segment for a total aggregate impact of $117 million ($88 million after tax, or $.29 per share).
In the third quarter of 2025, we performed an interim impairment assessment on the Snyder's of Hanover trademark within the Snacks segment and recognized an impairment charge of $150 million on the trademark.
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
•In the second quarter of 2026, we entered into purchase agreements to acquire 49% of the issued and outstanding equity interests of La Regina. The acquisition was completed on May 4, 2026. The aggregate consideration for the transaction is $286 million to be paid in two tranches: (i) $146 million was paid in cash at the closing, and (ii) $140 million will be payable at our discretion in either cash or shares of our capital stock on May 4, 2027. In 2026, we incurred $26 million of costs associated with the acquisition, of which $23 million was recorded in Other expenses / (income) and $3 million in Cost of products sold associated with the acquisition date fair value adjustment for inventory. The aggregate impact was $19 million after tax and the amount attributable to noncontrolling interests, or $.06 per share. The amount attributable to noncontrolling interests was $1 million after tax;
•In 2026, we recorded a liability at fair value on the La Regina acquisition for the deferred consideration of $140 million that will be paid on May 4, 2027. In 2026, we recognized changes in the fair value of the deferred consideration in Interest expense of $2 million ($1 million after tax) and had unrecognized accretion of $4 million after tax, or $.01 per share. See Notes 3 and 10 for additional information;
•In 2026, we recognized accretion of redeemable noncontrolling interests of $5 million, or $.02 per share. See Notes 5 and 10 for additional information;
•In the third quarter of 2025, we completed the sale of our noosa yoghurt business. In the second quarter of 2025, we recorded $15 million of tax expense related to the sale. In 2025, we recorded an after-tax loss of $15 million, or $.05 per share, on the sale of the business. In the first quarter of 2025, we recorded a loss in Other expenses / (income) of $25 million ($19 million after tax, or $.06 per share) on the sale of our Pop Secret popcorn business. In 2025, the total aggregate impact of charges associated with divestitures was $25 million ($34 million after tax, or $.11 per share); and
•In 2025, we recorded accelerated amortization expense in Other expenses / (income) of $20 million ($15 million after tax, or $.05 per share) related to customer relationship intangible assets due to the loss of certain contract manufacturing customers, which began in the fourth quarter of 2023.
The items impacting comparability are summarized below:

	2026		2025
(Millions, except per share amounts)	Earnings	EPS	Earnings	EPS
Net earnings attributable to The Campbell's Company	$403		$602
Less: Accretion of redeemable noncontrolling interests	5		—
Less: Unrecognized accretion on deferred consideration	4		—
Net earnings attributable to The Campbell's Company common shareholders - Diluted	$394	$1.31	$602	$2.01

	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Costs associated with cost savings and optimization initiatives	$(154)	$(.51)	$(96)	$(.32)
Commodity mark-to-market gains	5	.02	8	.03
Pension and postretirement actuarial and curtailment gains (losses)	18	.06	(18)	(.06)
Certain litigation expenses	(11)	(.04)	(5)	(.02)
Cybersecurity incident recoveries	1	—	1	—
Impairment charges	(88)	(.29)	(131)	(.44)
Costs associated with acquisition	(19)	(.06)	—	—
Recognized accretion on deferred consideration	(1)	—	—	—
Unrecognized accretion on deferred consideration	(4)	(.01)	—	—
Accretion of redeemable noncontrolling interests	(5)	(.02)	—	—
Charges associated with divestitures	—	—	(34)	(.11)
Accelerated amortization	—	—	(15)	(.05)
Impact of items on Net earnings attributable to The Campbell's Company common shareholders - Diluted(1)	$(258)	$(.86)	$(290)	$(.97)
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.

Net earnings attributable to The Campbell's Company common shareholders - Diluted were $394 million ($1.31 per share) in 2026, compared to $602 million ($2.01 per share) in 2025. After adjusting for items impacting comparability, earnings decreased primarily due to lower gross profit, partially offset by lower administrative expenses and lower marketing and selling expenses. The estimated net impact of tariffs was approximately $.21 per share in 2026. The additional week contributed approximately $.06 per share to earnings in 2025.
Net Earnings attributable to The Campbell's Company common shareholders - Diluted - 2025 Compared with 2024
In addition to the 2025 items that impacted comparability of Net earnings discussed above, the following items impacted the comparability of net earnings and net earnings per share attributable to The Campbell's Company common shareholders - Diluted:
•In 2024, we recorded Restructuring charges of $17 million and implementation costs and other related costs of $54 million in Administrative expenses, $26 million in Cost of products sold, $4 million in Marketing and selling expenses and $3 million in Research and development expenses related to the cost savings initiatives discussed above.
In 2024, we recognized $5 million in Marketing and selling expenses related to the optimization initiative discussed above.
In 2024, the total aggregate impact to the cost savings and optimization initiatives was $109 million ($83 million after tax, or $.28 per share). See Note 9 to the Consolidated Financial Statements and "Restructuring Charges, Cost Savings Initiatives and Other Optimization Initiatives" for additional information;
•In 2024, we recognized losses in Cost of products sold of $22 million ($16 million after tax, or $.05 per share) associated with unrealized mark-to-market adjustments on outstanding undesignated commodity hedges;
•In 2024, we recognized actuarial losses on our pension and postretirement plans in Other expenses / (income) of $33 million ($25 million after tax, or $.08 per share);
•In 2024, we recorded litigation expenses in Administrative expenses of $5 million ($5 million after tax, or $.02 per share) related to Plum and certain other litigation matters;
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

The items impacting comparability are summarized below:

	2025		2024
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to The Campbell's Company common shareholders - Diluted	$602	$2.01	$567	$1.89

Costs associated with cost savings and optimization initiatives	$(96)	$(.32)	$(83)	$(.28)
Commodity mark-to-market gains (losses)	8	.03	(16)	(.05)
Pension and postretirement actuarial losses	(18)	(.06)	(25)	(.08)
Certain litigation expenses	(5)	(.02)	(5)	(.02)
Cybersecurity incident recoveries (costs)	1	—	(2)	(.01)
Impairment charges	(131)	(.44)	(98)	(.33)
Charges associated with divestiture	(34)	(.11)	—	—
Accelerated amortization	(15)	(.05)	(20)	(.07)
Costs associated with acquisition	—	—	(109)	(.36)
Impact of items on Net earnings attributable to The Campbell's Company common shareholders - Diluted(1)	$(290)	$(.97)	$(358)	$(1.19)
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Net earnings attributable to The Campbell's Company common shareholders - Diluted were $602 million ($2.01 per share) in 2025, compared to $567 million ($1.89 per share) in 2024. After adjusting for items impacting comparability, earnings decreased primarily due to higher interest expense and higher marketing and selling expenses, partially offset by an increase in gross profit and a lower effective tax rate. The additional week contributed approximately $.06 per share to earnings in 2025. The estimated impact of tariffs was approximately $.02 per share in 2025.
DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

				% Change
(Millions)	2026	2025	2024	2026/2025	2025/2024
Meals & Beverages	$5,928	$6,179	$5,381	(4)	15
Snacks	3,816	4,074	4,255	(6)	(4)
	$9,744	$10,253	$9,636	(5)	6

An analysis of percent change of net sales by reportable segment follows:

2026 versus 2025	Meals & Beverages	Snacks	Total
Volume/mix	(2)%	(5)%	(3)%
Net price realization(1)	1	1	1
Acquisition	—	—	—
Divestitures	(2)	—	(1)
Estimated impact of 53rd week	(1)	(2)	(2)
	(4)%	(6)%	(5)%

2025 versus 2024	Meals & Beverages	Snacks	Total
Volume/mix	1%	(3)%	(1)%
Net price realization(1)	(1)	—	(1)
Acquisition	14	—	8
Divestitures	(1)	(3)	(2)
Estimated impact of 53rd week	2	2	2
	15%	(4)%	6%
__________________________________________
(1)Includes revenue reductions from trade promotion and consumer coupon redemption programs.
In 2026, Meals & Beverages sales decreased 4%. Excluding the impacts from the additional week and the divestiture of the noosa yoghurt business, sales decreased primarily due to declines in U.S. soup, V8 beverages, Canada, Pace Mexican sauces and Prego pasta sauces, partially offset by gains in Rao's. Unfavorable volume/mix was partially offset by favorable net price realization. Including a 1-point impact from the additional week, sales of U.S. soup decreased 5% primarily due to decreases in condensed soups and ready-to-serve soups, partially offset by increases in broth.
In 2025, Meals & Beverages sales increased 15% primarily due to a 14-point benefit from the acquisition of Sovos Brands. Excluding the benefit from the Sovos Brands acquisition, the benefit of the additional week and the impact from the divestiture of the noosa yoghurt business, sales were comparable primarily due to gains in foodservice, Canada and Rao's pasta sauces, partially offset by declines in U.S. soup and SpaghettiOs. Favorable volume/mix was offset by unfavorable net price realization. Including a 1-point benefit from the additional week, sales of U.S. soup were comparable with prior year as increases in broth and condensed soups were offset by decreases in ready-to-serve soups.
In 2026, Snacks sales decreased 6%. Excluding the impacts from the additional week and the divestiture of the Pop Secret popcorn business, sales decreased primarily due to declines in chips, third-party partner brands and contract manufacturing, crackers, fresh bakery related to supply constraints and declines in pretzels, partially offset by gains in Pepperidge Farm cookies. Sales were impacted by volume/mix declines, partially offset by favorable net price realization.
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
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $377 million in 2026 from 2025 and increased by $148 million in 2025 from 2024. As a percent of sales, gross profit was 28.1% in 2026, 30.4% in 2025 and 30.8% in 2024.

The 230 basis-point decrease and the 40 basis-point decrease in gross profit margin in 2026 and 2025, respectively, were due to the following factors:

	Margin Impact
	2026	2025
Cost inflation, supply chain costs and other factors(1)	(520)	(150)
Volume/mix(2)	(90)	(10)
Higher costs associated with cost savings initiatives	(10)	—
Productivity improvements	300	150
Net price realization	90	(40)
Impact of acquisition(3)	—	10
	(230)	(40)
__________________________________________
(1)2026 includes an estimated negative margin impact of 230 basis points from the gross impact of tariffs and a negative margin impact of 10 basis points from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges, partially offset by an estimated positive margin impact of 40 basis points from the benefit of cost savings initiatives. 2025 includes an estimated positive margin impact of 50 basis points from the benefit of cost savings initiatives and a 30 basis-point positive impact from the change in unrealized mark-to-market adjustments on outstanding undesignated commodity hedges.
(2)Includes the impact of operating leverage.
(3)2025 includes a positive margin impact of 20 basis points from lapping the 20 basis-point negative margin impact in 2024 from a Sovos Brands acquisition date fair value adjustment for inventory.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 9.3% in 2026, 9.0% in 2025 and 8.6% in 2024. Marketing and selling expenses decreased 2% in 2026 from 2025. The decrease was primarily due to lower advertising and consumer promotion expense (approximately 1 point); lower selling expenses (approximately 1 point) and increased benefits from cost savings initiatives (approximately 1 point), partially offset by higher marketing expenses (approximately 1 point). The decrease in advertising and consumer promotion expense was primarily driven by Snacks.
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
Administrative Expenses
Administrative expenses as a percent of sales were 6.6% in 2026 and 2025 and 7.6% in 2024. Administrative expenses decreased 4% in 2026 from 2025. The decrease was primarily due to increased benefits from cost savings initiatives (approximately 5 points) and lower costs associated with cost savings initiatives (approximately 2 points), partially offset by inflation and higher general administrative costs (approximately 2 points) and an increase in certain litigation expenses (approximately 1 point).
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
Other Expenses / (Income)
Other expenses in 2026 included the following:
•$117 million of impairment charges related to the Kettle Brand and Cape Cod trademarks;
•$41 million of amortization of intangible assets;
•$23 million of costs associated with the acquisition of La Regina; and
•$4 million of net periodic benefit income, including net pension and postretirement actuarial and curtailment gains of $23 million and special termination benefits associated with cost savings initiatives of $38 million.

Other expenses in 2025 included the following:
•$176 million of impairment charges related to the Snyder's of Hanover, Allied brands and Late July trademarks;
•$68 million of amortization of intangible assets, including accelerated amortization of $20 million;
•$25 million loss on the sale of the Pop Secret popcorn business; and
•$11 million of net periodic benefit expense, including pension and postretirement actuarial losses of $24 million.
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
Operating Earnings
Segment operating earnings decreased 19% in 2026 from 2025 and increased 1% in 2025 from 2024.
An analysis of operating earnings by segment follows:

				% Change
(Millions)	2026	2025	2024	2026/2025	2025/2024
Meals & Beverages	$943	$1,098	$1,000	(14)	10
Snacks	386	538	622	(28)	(14)
	1,329	1,636	1,622	(19)	1
Corporate income (expense)	(410)	(488)	(584)
Restructuring charges(1)	(67)	(24)	(38)
Earnings before interest and taxes	$852	$1,124	$1,000
__________________________________________
(1)See Note 9 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages decreased 14% in 2026 versus 2025. The decrease was primarily due to lower gross profit, the impact of the divestiture and the impact of the additional week. Gross profit margin decreased primarily due to the gross impact of tariffs, cost inflation and other supply chain costs and unfavorable volume/mix, partially offset by supply chain productivity improvements, favorable net price realization and benefits from cost savings initiatives.
Operating earnings from Meals & Beverages increased 10% in 2025 versus 2024. The increase was primarily due to the benefit of the acquisition of Sovos Brands and the benefit of the additional week, partially offset by lower gross profit. Gross profit margin decreased due to cost inflation and other supply chain costs, unfavorable net price realization and the dilutive impact of the acquisition, partially offset by supply chain productivity improvements, benefits from cost savings initiatives and favorable volume/mix.
Operating earnings from Snacks decreased 28% in 2026 versus 2025. The decrease was primarily due to lower gross profit. Gross profit margin decreased primarily due to cost inflation and other supply chain costs, unfavorable volume/mix and the gross impact of tariffs, partially offset by supply chain productivity improvements, favorable net price realization and benefits from cost savings initiatives.
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
Corporate expense in 2026 included the following:
•costs of $135 million related to cost savings and optimization initiatives;
•$117 million of impairment charges related to the Kettle Brand and Cape Cod trademarks;
•$26 million of costs associated with the acquisition of La Regina;
•$14 million of certain litigation expenses, including expenses related to Plum;
•$23 million of net pension and postretirement actuarial and curtailment gains;

•$6 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges; and
•$1 million of insurance recoveries related to a cybersecurity incident.
Corporate expense in 2025 included the following:
•$176 million of impairment charges related to the Snyder's of Hanover, Allied brands and Late July trademarks;
•costs of $101 million related to cost savings and optimization initiatives;
•$25 million loss on the sale of the Pop Secret popcorn business;
•$24 million of pension and postretirement actuarial losses;
•$20 million of accelerated amortization expense;
•$5 million of certain litigation expenses, including expenses related to Plum;
•$11 million of unrealized mark-to-market gains on outstanding undesignated commodity hedges; and
•$1 million of costs associated with a cybersecurity incident.
Corporate expense in 2024 included the following:
•$129 million of impairment charges related to the Pop Secret and Allied brands trademarks;
•$105 million of costs associated with the acquisition of Sovos Brands;
•costs of $92 million related to the cost savings initiatives;
•$33 million of pension and postretirement actuarial losses;
•$27 million of accelerated amortization expense;
•$22 million of unrealized mark-to-market losses on outstanding undesignated commodity hedges;
•$5 million of certain litigation expenses, including expenses related to Plum; and
•$3 million of costs associated with a cybersecurity incident.
Interest Expense
Interest expense was $331 million in 2026, $345 million in 2025 and $249 million in 2024. The decrease in 2026 was primarily due to lower levels of debt and the increase in 2025 was primarily due to higher levels of debt to fund the acquisition in 2024 and higher average interest rates on the debt portfolio.
Taxes on Earnings
The effective tax rate was 23.4% in 2026, 24.4% in 2025 and 25.1% in 2024.
The decrease in the effective tax rate in 2026 from 2025 was primarily due to $15 million of tax expense related to the sale of the noosa yoghurt business in the prior year, partially offset by excess tax benefits in 2025 and shortfalls in 2026 associated with the vesting of stock-based compensation awards.
The decrease in the effective rate in 2025 from 2024 was primarily due to nondeductible costs associated with the acquisition of Sovos Brands in 2024, excess tax benefits associated with the vesting of stock-based compensation awards in 2025 and state tax law changes, partially offset by the $15 million of tax expense related to the sale of the noosa yoghurt business.
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
A summary of charges recorded in the Consolidated Statements of Earnings related to these initiatives is as follows:

(Millions, except per share amounts)	2024	Total Program
Restructuring charges	$17	$297
Administrative expenses	54	437
Cost of products sold	26	128
Marketing and selling expenses	4	23
Research and development expenses	3	10
Total pre-tax charges	$104	$895

Aggregate after-tax impact	$79
Per share impact	$.26
A summary of the pre-tax costs associated with these initiatives is as follows:

(Millions)	Total Program
Severance pay and benefits	$253
Asset impairment/accelerated depreciation	134
Implementation costs and other related costs	508
Total	$895
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
Sovos Brands Integration Initiatives
On March 12, 2024, we completed the acquisition of Sovos Brands. See Note 3 to the Consolidated Financial Statements for additional information. We identified opportunities for cost synergies as we integrated Sovos Brands.
In 2024, we recorded Restructuring charges of $21 million for severance pay and benefits related to initiatives to achieve the synergies and generated pre-tax savings of $10 million. The charges incurred in 2024 were associated with the Meals & Beverages segment.
In 2025, the initiatives to achieve synergies were incorporated into the cost savings initiatives described below.
2025 Cost Savings Initiatives
On September 10, 2024, we announced plans to implement cost savings initiatives beginning in 2025, including initiatives to further optimize our supply chain and manufacturing network, optimization of our information technology infrastructure and targeted cost management. We also identified additional opportunities for cost synergies as we integrated Sovos Brands. As mentioned above, we substantially completed our previous multi-year cost savings initiatives and Snyder's-Lance cost transformation program and integration and had identified initial opportunities for cost synergies as we integrated Sovos Brands. Certain initiatives from those programs were incorporated into our 2025 cost savings initiatives. In the third quarter of 2026, we commenced a voluntary early retirement program as part of our cost savings initiatives. The program was available to certain salaried employees who met age and length-of-service criteria. The eligible employees were entitled to receive severance pay and benefits, including enhanced pension benefits for certain employees. Substantially all electing employees will depart the company by December 2026.
A summary of charges recorded in the Consolidated Statement of Earnings related to these initiatives is as follows:

(Millions, except per share amounts)	2026	2025	Recognized as of August 2, 2026
Restructuring charges	$67	$24	$91
Administrative expenses	29	41	70
Cost of products sold	39	32	71
Marketing and selling expenses	4	4	8
Research and development expenses	4	3	7
Other expenses / (income)	38	—	38
Total pre-tax charges	$181	$104	$285

Aggregate after-tax impact	$138	$79
Per share impact	$.46	$.26
A summary of the cumulative pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of August 2, 2026
Severance pay and benefits	$102
Asset impairment/accelerated depreciation	80
Implementation costs and other related costs	103
Total	$285
Of the aggregate $285 million pre-tax costs incurred to date, $158 million were cash expenditures. In addition, we invested $216 million in capital expenditures as of August 2, 2026. The capital expenditures primarily related to optimization of production within our manufacturing network, optimization of information technology infrastructure and applications and implementation of our existing SAP enterprise-resource planning system for Sovos Brands.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

(Millions)	2026	Costs Incurred to Date
Meals & Beverages	$71	$145
Snacks	83	97
Corporate	27	43
Total	$181	$285
As of August 2, 2026, we have generated total program-to-date pre-tax savings of approximately $225 million. Beginning in 2027, certain phases of these initiatives that have not been fully implemented will be incorporated into our 2027 cost savings initiatives described below.

2027 Cost Savings Initiatives
On September 3, 2026, we announced plans to implement cost savings initiatives beginning in 2027, including those remaining under our 2025 cost savings initiatives, targeted overhead savings actions and an enterprise spend optimization project to improve how we manage and deploy direct and indirect spending. Cost estimates for these new initiatives, as well as timing for certain activities, are continuing to be developed.
The total estimated pre-tax costs for actions that have been identified to date are approximately $90 million, and we expect to incur substantially all of the costs through 2030. These estimates will be updated as the detailed plans are developed. We expect the costs for the actions that have been identified to date to consist of the following: approximately $5 million in severance pay and benefits and approximately $85 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 36%; Snacks - approximately 35% and Corporate - approximately 29%. Of the aggregate $90 million of pre-tax costs identified to date, we expect substantially all will be cash expenditures. In addition, we expect to invest approximately $10 million in capital expenditures. We expect these initiatives, once all phases are implemented, to generate annual ongoing savings of approximately $500 million by the end of 2030.
Other Optimization Initiatives
In the second quarter of 2024, we began implementation of an initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. Pursuant to this initiative we will purchase certain Pepperidge Farm and Snyder's-Lance routes where there are opportunities to unlock greater scale in select markets, combine them and sell the combined routes to independent contractor distributors. We expect to execute this program in a staggered rollout and to incur expenses of up to approximately $115 million through 2029. In 2026, we incurred $21 million in Marketing and selling expenses related to this initiative. In 2025, we incurred $20 million in Marketing and selling expenses and $1 million in Administrative expenses related to this initiative. In 2024, we incurred $5 million in Marketing and selling expenses related to this initiative. As of August 2, 2026, we have incurred $46 million in Marketing and selling expenses and $1 million in Administrative expenses related to this initiative.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
Operating Activities
We generated cash flows from operations of $1.039 billion in 2026, compared to $1.131 billion in 2025. The decline in 2026 was primarily due to lower cash earnings, partially offset by changes in working capital.
We generated cash flows from operations of $1.131 billion in 2025, compared to $1.185 billion in 2024. The decline in 2025 was primarily due to changes in working capital.
We had negative working capital of $616 million as of August 2, 2026, and $674 million as of August 3, 2025. Current assets were less than current liabilities, which included debt maturing in one year, due to a focus on lowering core working capital requirements. Total debt maturing within one year was $977 million as of August 2, 2026, and $762 million as of August 3, 2025. We have $500 million aggregate principal amount of senior notes maturing in March 2027 that we expect to repay and/or refinance using available resources, which may include accessing the capital markets, using cash on hand, commercial paper and/or our revolving credit facility.
As part of our focus to lower core working capital requirements, we have worked with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions regarding these transactions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Our outstanding obligations confirmed as valid under these programs, which are included in Accounts payable on the Consolidated Balance Sheets, were $241 million at August 2, 2026, and $240 million at August 3, 2025.
Investing Activities
Capital expenditures were $361 million in 2026, $426 million in 2025 and $517 million in 2024. Capital expenditures are expected to total approximately $300 million in 2027. Capital expenditures in 2026 included network optimization for our

Meals & Beverages business, information technology projects and wastewater initiatives. Capital expenditures in 2025 included network optimization for our Meals & Beverages business, chip and cracker capacity expansion for our Snacks business and enhancements to our headquarters in Camden, New Jersey. Capital expenditures in 2024 included chip and cracker capacity expansion for our Snacks business, upgrades of assets across both segments of the business, enhancements to our headquarters in Camden, New Jersey and network optimization for our Meals & Beverages business.
In Snacks, we have a direct-store-delivery distribution model that uses independent contractor distributors. From time to time, we purchase and sell routes, including certain routes under our optimization initiatives. The purchase and sale proceeds of the routes are reflected in investing activities.
On May 4, 2026, we acquired the 49% interests in La Regina and paid cash of $146 million and acquired cash of $147 million at closing.
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
Financing Activities
Dividend payments were $470 million in 2026, $459 million in 2025 and $445 million in 2024. Annual dividends declared were $1.56 per share in 2026, $1.54 per share in 2025, and $1.48 per share in 2024. The 2026 fourth quarter dividend was $.39 per share. The declaration of dividends is subject to the discretion of our Board and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board deems relevant to its analysis and decision making. Effective September 3, 2026, the Board of Directors reset the quarterly dividend and declared a regular quarterly dividend of $.25 per share payable on November 2, 2026 to shareholders of record at the close of business on October 1, 2026.
In September 2021, the Board approved a strategic share repurchase program of up to $500 million (September 2021 program). The September 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2021 program may be made in open-market or privately negotiated transactions. In September 2024, the Board authorized a new anti-dilutive share repurchase program of up to $250 million (September 2024 program) to offset the impact of dilution from shares issued under our stock compensation programs. The September 2024 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2024 program may be made in open-market or privately negotiated transactions. The September 2024 program replaced an anti-dilutive share repurchase program of up to $250 million that was approved by the Board in June 2021 and has been terminated. In 2026, 2025, and 2024, we repurchased 805 thousand shares at a cost of $26 million, 1.303 million shares at a cost of $62 million and 1.56 million shares at a cost of $67 million, respectively, pursuant to our anti-dilutive share repurchase program. As of August 2, 2026, approximately $172 million remained available under the September 2024 program and approximately $301 million remained under the September 2021 program. We have not repurchased shares under either program since January 2026 and do not anticipate repurchasing shares under either program in 2027. See Note 17 to the Consolidated Financial Statements and "Market for Registrant's Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities" for additional information.
On November 15, 2022, we entered into a delayed draw term loan credit agreement (the 2022 DDTL Credit Agreement) totaling up to $500 million scheduled to mature on November 15, 2025. We borrowed $500 million under the 2022 DDTL Credit Agreement in March 2023. The $500 million was repaid as described below.
On October 10, 2023, we entered into the 2024 DDTL Credit Agreement totaling up to $2 billion scheduled to mature on October 8, 2024. On March 12, 2024, we borrowed $2 billion under the 2024 DDTL Credit Agreement and used the proceeds in order to fund the acquisition of Sovos Brands, along with the fees and expenses incurred in connection therewith. The $2 billion was repaid in full as described below.
In August 2023, we filed a registration statement (the 2023 Registration Statement) with the SEC that registered an indeterminate amount of debt securities. In August 2026, we filed a registration statement (the 2026 Registration Statement) with the SEC that registered an indeterminate amount of debt securities, capital stock, preferred stock, warrants, purchase contracts and units. Under the 2026 Registration Statement, we may issue these securities from time to time, depending on market conditions.
On March 19, 2024, pursuant to the 2023 Registration Statement, we issued senior unsecured notes of $2.5 billion, consisting of:

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
On October 2, 2024, pursuant to the 2023 Registration Statement, we completed the issuance of senior unsecured notes of $1.15 billion, consisting of:
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
On December 15, 2025, pursuant to the 2023 Registration Statement, we completed the issuance of senior unsecured notes, consisting of $550 million aggregate principal amount of notes bearing interest at a fixed rate of 4.55% per annum, due March 21, 2031, with interest payable semi-annually on each of March 21 and September 21 commencing March 21, 2026. The notes contain customary covenants and events of default. If a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date. We used a portion of the net proceeds from the issuance of the notes to repay a portion of our outstanding commercial paper and used the remaining proceeds to repay existing indebtedness and for general corporate purposes. In March 2026, we used a portion of the net proceeds from the issuance of the notes along with cash on hand and the issuance of commercial paper to repay $400 million aggregate principal amount of senior notes that matured in March 2026.
On April 16, 2024, we terminated our existing revolving credit facility dated September 27, 2021 (as amended on April 4, 2023). On April 16, 2024, we entered into a Five-Year Credit Agreement for an unsecured, senior revolving credit facility (the 2024 Revolving Credit Facility Agreement) in an aggregate principal amount equal to $1.85 billion with a maturity date of April 16, 2029, or such later date as extended pursuant to the terms set forth in the 2024 Revolving Credit Facility Agreement. On August 5, 2025, we entered into an Extension Agreement to extend the maturity date of the 2024 Revolving Credit Facility Agreement by one year from April 16, 2029 to April 16, 2030. On September 16, 2026, we entered into an Extension Agreement to further extend the maturity date of the 2024 Revolving Credit Facility Agreement by one year from April 16, 2030 to April 16, 2031. The 2024 Revolving Credit Facility Agreement remained unused at August 2, 2026, except for $1 million of standby letters of credit that we issued under it. We may increase the 2024 Revolving Credit Facility Agreement commitments up to an additional $500 million, subject to the satisfaction of certain conditions. Loans under the 2024 Revolving Credit Facility Agreement will bear interest at the rates specified in the 2024 Revolving Credit Facility Agreement, which vary based on the type of loan and certain other conditions. The 2024 Revolving Credit Facility Agreement facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense of not less than 3.25:1.00 and customary events of default for credit facilities of this type. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
As of August 2, 2026, we had $977 million of short-term borrowings due within one year, of which $373 million was comprised of commercial paper borrowings. As of August 2, 2026, we issued $45 million of standby letters of credit. We have $500 million aggregate principal amount of senior notes maturing in March 2027 that we expect to repay and/or refinance using available resources, which may include accessing the capital markets, using cash on hand, commercial paper and/or our revolving credit facility.
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
See Note 14 to the Consolidated Financial Statements for a summary of our principal payments for short-term borrowings and long-term debt obligations as of August 2, 2026. Interest payments primarily for short-term borrowings and long-term debt as of August 2, 2026 are approximately as follows: $310 million in 2027; $513 million in 2028 through 2029; $395 million in 2030 through 2031; and $1.68 billion from 2032 through maturity. Interest payments are based on principal amounts and coupons or contractual rates at fiscal year end.
Purchase commitments represent purchase orders and long-term purchase arrangements related to the procurement of ingredients, supplies, machinery, equipment, contract manufacturing and services. As of August 2, 2026, purchase commitments totaled approximately $2.014 billion. Approximately $1.408 billion of these purchase commitments will be settled in the ordinary course of business in the next 12 months and the balance of $606 million from 2028 through 2034.
See Note 12 to the Consolidated Financial Statements for a summary of our lease obligations as of August 2, 2026.
As of August 2, 2026, we have a pension liability of $94 million and a postretirement benefit obligation of $115 million. As of August 2, 2026, we also have a pension asset of $125 million based on the funded status of certain plans. See Note 11 to the Consolidated Financial Statements and "Critical Accounting Estimates" for further discussion of our pension and postretirement benefit obligations.
Off-Balance Sheet Arrangements and Other Commitments
We guarantee approximately 4,600 bank loans made to independent contractor distributors by third-party financial institutions for the purchase of distribution routes. The maximum potential amount of the future payments under existing guarantees we could be required to make is $598 million as of August 2, 2026. Our guarantees are indirectly secured by the distribution routes. We do not expect that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed.
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
MARKET RISK SENSITIVITY
The principal market risks to which we are exposed are changes in foreign currency exchange rates, interest rates and commodity prices. In addition, we are exposed to price changes related to certain deferred compensation obligations. We manage our foreign currency exposures by utilizing foreign exchange forward and option contracts. We enter into foreign exchange forward and option contracts for periods consistent with related underlying exposures, and the contracts do not constitute positions independent of those exposures. We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and we may utilize interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, natural gas, aluminum, cocoa, diesel fuel, corn, soybean oil, and soybean meal. We do not enter into derivative contracts for speculative purposes and do not use leveraged instruments.

The information below summarizes our market risks associated with significant financial instruments as of August 2, 2026. Fair values included herein have been determined based on quoted market prices or pricing models using current market rates. The information presented below should be read in conjunction with Notes 14, 15 and 16 to the Consolidated Financial Statements.
We are exposed to foreign currency exchange risk, primarily the Canadian dollar related to intercompany transactions and the Euro related to transactions with La Regina. We acquired our 49% ownership interests in La Regina on May 4, 2026. We utilize foreign exchange forward and option contracts to hedge these exposures. The notional amounts of the contracts as of August 2, 2026, and August 3, 2025, were $325 million and $596 million, respectively. The aggregate fair value of all contracts was a gain of $6 million as of August 2, 2026, and a loss of $1 million as of August 3, 2025. A hypothetical 10% fluctuation in exchange rates would impact the fair value of our outstanding foreign exchange contracts by approximately $12 million as of August 2, 2026, and $32 million as of August 3, 2025, which would generally be offset by inverse changes on the underlying hedged items.
As of August 2, 2026, we had outstanding variable-rate debt of $472 million with an average interest rate of 3.94%. As of August 3, 2025, we had outstanding variable-rate debt of $332 million with an average interest rate of 4.69%. A hypothetical 100-basis-point increase in average interest rates applied to our variable-rate debt balances throughout 2026 and 2025 would have increased annual interest expense in both years by approximately $3 million.
As of August 2, 2026, we had outstanding fixed-rate debt of $6.747 billion with a weighted average interest rate of 4.52%. As of August 3, 2025, we had outstanding fixed-rate debt of $6.583 billion with a weighted average interest rate of 4.57%. The fair value of fixed-rate debt was $6.094 billion as of August 2, 2026 and $6.213 billion as of August 3, 2025. As of August 2, 2026, and August 3, 2025, a hypothetical 100-basis-point increase in interest rates would decrease the fair value of our fixed-rate debt by approximately $291 million and $367 million, respectively, while a hypothetical 100-basis-point decrease in interest rates would increase the fair value of our fixed-rate debt by approximately $391 million and $417 million, respectively. The impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt. From time to time, we may use interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. We manage our exposure to interest volatility on future debt issuances by entering into forward starting interest rate swaps or treasury lock contracts to hedge the rate on the interest payments related to the anticipated debt issuance. There were no forward starting interest rate swaps or treasury lock contracts outstanding as of August 2, 2026 and August 3, 2025. In conjunction with the issuance of senior unsecured notes on October 2, 2024, due on March 23, 2035, we settled forward starting interest rate swaps with a notional amount of $700 million at a gain of less than $1 million. We settled forward starting interest rate swaps with a notional amount of $1.1 billion in March 2024 at a loss of $11 million. The gains and losses on these instruments were recorded in other comprehensive income (loss) and will be recognized in Interest expense over the respective lives of the debt.
During the second quarter of 2026, we entered into fixed-to-floating interest rate swaps accounted for as fair-value hedges. These instruments have a notional amount of $600 million and effectively convert a portion of our $800 million 4.75% Notes due March 23, 2035 from fixed-rate to variable-rate debt. The fair value of the instruments was a loss of $26 million as of August 2, 2026. There were no fixed-to-floating interest rate swaps outstanding as of August 3, 2025. Based on a hypothetical 100-basis-point increase in interest rates, the estimated fair value of the instruments would decrease by approximately $42 million with an offsetting change in the fair value of the hedged portion of long-term debt.
We enter into commodity futures, options and swap contracts, and a supply contract under which prices for certain raw materials are established based on anticipated volume requirements to reduce the volatility of price fluctuations for commodities. As of August 2, 2026, the total notional amount of the contracts was $189 million, and the aggregate fair value of the contracts was a gain of $6 million. As of August 3, 2025, the total notional amount of the contracts was $233 million, and the aggregate fair value of the contracts was a gain of $1 million. A hypothetical 10% fluctuation in commodity prices would impact the fair value of our outstanding commodity contracts by approximately $20 million as of August 2, 2026, and $23 million as of August 3, 2025, which would generally be offset by inverse changes on the underlying hedged items.
We enter into swap contracts which hedge a portion of exposures relating to the total return of certain deferred compensation obligations. The notional amount of the contracts was $83 million as of August 2, 2026, and $76 million as of August 3, 2025. The fair value of the contracts was a gain of $1 million as of August 2, 2026 and August 3, 2025. A hypothetical 10% fluctuation in equity price changes would impact the fair value of our outstanding swap contracts by approximately $8 million as of August 2, 2026 and August 3, 2025, which would generally be offset by inverse changes on the underlying hedged items.

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
Trade and consumer promotion programs — We offer various sales incentive programs to customers and consumers, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees and coupons. The mix between these forms of variable consideration, which are classified as reductions in revenue and recognized upon sale, and advertising or other marketing activities, which are classified as marketing and selling expenses, fluctuates between periods based on our overall marketing plans. The measurement and recognition of the costs for trade and consumer promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors, including expected volume. Typically, programs that are offered have a very short duration. Historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual financial statements. Differences between estimates and actual costs are recognized as a change in estimate in a subsequent period. However, actual expenses may differ if the level of redemption rates and performance were to vary from estimates. Accrued trade and consumer promotion liabilities as of August 2, 2026 and August 3, 2025 were $159 million.
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
2026 Assessments
As of August 2, 2026, the carrying value of goodwill was $5.321 billion. Based on our assessments, all of our reporting units had fair values that significantly exceeded carrying values.
In the fourth quarter of 2026, based on recent performance, we recognized impairment charges on the Kettle Brand and Cape Cod trademarks. In 2026, sales and operating performance were below expectations due in part to competitive pressures and reduced margins. As a result, we lowered our near-term and long-term outlook for future sales and operating performance. We recognized an impairment charge of $60 million on the Kettle Brand trademark, reducing the carrying value to $258 million, and an impairment charge of $57 million on the Cape Cod trademark, reducing the carrying value to $130 million.
As of August 2, 2026, the carrying value of indefinite-lived trademarks was $3.561 billion as detailed below:

(Millions)
Rao's	$1,470
Snyder's of Hanover	470
Lance	350
Pace	292
Pacific Foods	280
Kettle Brand	258
Cape Cod	130
Various other Snacks(1)	311
Total	$3,561
_____________________________________
(1)Includes the Late July and Allied brands trademarks.
As of the 2026 annual impairment testing, indefinite-lived trademarks with approximately 10% or less of excess coverage of fair value over carrying value had an aggregate carrying value of $1.225 billion and included the Snyder's of Hanover, Pace, Kettle Brand, Cape Cod, Late July and Allied brands trademarks. Although assumptions are generally interdependent and do not change in isolation, sensitivities to changes are provided below. Holding all other assumptions in our 2026 impairment testing constant, changes in the assumptions below would reduce fair value of trademarks and result in impairment charges of approximately:

(Millions)	Snyder's of Hanover	Lance	Pace	Kettle Brand	Cape Cod	Late July	Allied brands
1% increase in the weighted-average cost of capital	$60	$10	$20	$45	$25	$5	$5
1% reduction in revenue growth	$10	$—	$—	$20	$10	$—	$—
1% decrease in royalty rate	$35	$—	$10	$55	$45	$25	$10
While the 1% changes in assumptions would not result in impairment charges on our other trademarks, some changes would result in a fair value exceeding carrying value by less than 10% for the Rao's and Pacific Foods trademarks.
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
See also Note 7 to the Consolidated Financial Statements for additional information on goodwill and intangible assets.
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
As of August 2, 2026, we have a pension liability of $94 million and a postretirement benefit obligation of $115 million. As of August 2, 2026, we also have a pension asset of $125 million based on the funded status of certain plans.
Net periodic pension and postretirement benefit expense (income) and actuarial losses (gains) included within net periodic pension and benefit expense (income) were as follows:

(Millions)	2026	2025	2024
Total net periodic pension and postretirement benefit expense (income)	$8	$24	$39
Actuarial losses (gains)	$(18)	$24	$33
The actuarial gains recognized in 2026 were primarily due to increases in the discount rates used to determine the benefit obligation and the gain from an annuity settlement, partially offset by plan experience and gains on plan assets that were less than the expected return. The actuarial losses recognized in 2025 were primarily due to gains on plan assets that were less than the expected return, partially offset by increases in the discount rates used to determine the benefit obligation and plan experience. The actuarial losses recognized in 2024 were primarily due to decreases in discount rates used to determine the benefit obligation and plan experience, partially offset by gains on plan assets.
Significant weighted-average assumptions as of the end of the year were as follows:

	2026	2025	2024
Pension
Discount rate for benefit obligations	5.86%	5.41%	5.28%
Expected return on plan assets	6.62%	6.63%	6.40%
Postretirement
Discount rate for obligations	5.73%	5.26%	5.23%
Based on benefit obligations and plan assets as of August 2, 2026, estimated sensitivities to 2027 annual net periodic pension and postretirement cost are as follows:
•a 50-basis-point increase in the discount rate would result in expense of approximately $4 million and would result in an immediate actuarial gain recognition of approximately $33 million;
•a 50-basis-point decline in the discount rate would result in income of approximately $4 million and would result in an immediate actuarial loss recognition of approximately $35 million; and
•a 50-basis-point reduction in the estimated return on assets assumption would result in expense of approximately $5 million.
Contributions to pension plans were not material in 2026, 2025 and 2024 and are not expected to be material in 2027.
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
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Report contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current expectations regarding our future results of operations, economic performance, financial condition and achievements. These forward-looking statements can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "pursue," "seek," "strategy," "target," "will" and similar expressions. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, and may reflect anticipated cost savings or implementation of our strategic plan. These statements reflect our current plans and expectations and are based on information currently available to us. They rely on several assumptions regarding future events and estimates which could be inaccurate and which are inherently subject to risks and uncertainties.
We wish to caution the reader that the following important factors and those important factors described in Part 1, Item 1A and elsewhere in this Report, or in our other SEC filings, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:
•declines or volatility in financial markets, deteriorating economic conditions and other external factors, including the impact of geopolitical conflicts and the impact and application of new or changes to existing governmental laws, regulations, and policies;
•the risks associated with tariff actions taken by the U.S. and reciprocal tariffs by its trading partners;
•the risks related to the availability of, and cost inflation in, supply chain inputs, including raw materials, packaging materials, energy, logistics, finished products and labor, including those related to ongoing geopolitical conflicts and tariffs;
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
•changes in consumer demand for our products, evolving consumer preferences and favorable perception of our brands;
•the risks related to the La Regina transaction, including that the benefits from the transaction may not be fully realized or may take longer or cost more to be realized than expected;
•our ability to realize projected cost savings and benefits from cost savings initiatives and integration efforts in light of recent acquisitions and strategic investments;
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
This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our outlook. We disclaim any obligation or intent to update forward-looking statements made by us in order to reflect new information, events or circumstances after the date they are made, except as required by law.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
The information presented in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Sensitivity" is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

THE CAMPBELL'S COMPANY
Consolidated Statements of Earnings
(millions, except per share amounts)

	2026	2025	2024
	52 weeks	53 weeks	52 weeks
Net sales	$9,744	$10,253	$9,636
Costs and expenses
Cost of products sold	7,002	7,134	6,665
Marketing and selling expenses	907	924	833
Administrative expenses	646	674	737
Research and development expenses	99	100	102
Other expenses / (income)	171	273	261
Restructuring charges	67	24	38
Total costs and expenses	8,892	9,129	8,636
Earnings before interest and taxes	852	1,124	1,000
Interest expense	331	345	249
Interest income	8	17	6
Earnings before taxes	529	796	757
Taxes on earnings	124	194	190
Net earnings	405	602	567
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	—
Net earnings attributable to The Campbell's Company	$403	$602	$567

Net earnings per share attributable to The Campbell's Company common shareholders(1)
Basic	$1.34	$2.02	$1.90
Diluted	$1.31	$2.01	$1.89
Weighted average shares outstanding
Basic	298	298	298
Diluted	300	300	300
(1) See Note 10 for additional information.
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Statements of Comprehensive Income
(millions)

	2026			2025			2024
	52 weeks			53 weeks			52 weeks
	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount	Pre-tax amount	Tax benefit (expense)	After-tax amount
Net earnings			$405			$602			$567
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(7)	$—	(7)	$(1)	$—	(1)	$(9)	$—	(9)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	5	(1)	4	(3)	1	(2)	(5)	1	(4)
Reclassification adjustment for losses (gains) included in net earnings	5	(1)	4	—	—	—	(1)	—	(1)
Pension and other postretirement benefits:
Prior service credit arising during the period	—	—	—	7	(2)	5	—	—	—
Reclassification of prior service credit included in net earnings	(1)	—	(1)	(1)	1	—	—	—	—
Other comprehensive income (loss)	$2	$(2)	—	$2	$—	2	$(15)	$1	(14)
Total comprehensive income (loss)			$405			$604			$553
Net earnings (loss) attributable to noncontrolling interests			2			—			—
Foreign currency translation adjustments attributable to noncontrolling interests	(3)	—	(3)	—	—	—	—	—	—
Total comprehensive income (loss) attributable to noncontrolling interests			(1)			—			—
Total comprehensive income (loss) attributable to The Campbell's Company			$406			$604			$553
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Balance Sheets
(millions, except per share amounts)

	August 2, 2026	August 3, 2025
Current assets
Cash and cash equivalents	$394	$132
Accounts receivable, net	578	583
Inventories	1,612	1,424
Other current assets	136	93
Total current assets	2,720	2,232
Plant assets, net of depreciation	2,868	2,767
Goodwill	5,321	4,991
Other intangible assets, net of amortization	4,198	4,356
Other assets	541	550
Total assets(1)	$15,648	$14,896
Current liabilities
Short-term borrowings	$977	$762
Accounts payable	1,377	1,332
Accrued liabilities	860	688
Dividends payable	118	120
Accrued income taxes	4	4
Total current liabilities	3,336	2,906
Long-term debt	6,160	6,095
Deferred taxes	1,393	1,353
Other liabilities	603	638
Total liabilities(1)	11,492	10,992
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests	304	—
The Campbell's Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	412	418
Earnings retained in the business	4,620	4,694
Capital stock in treasury, at cost	(1,182)	(1,207)
Accumulated other comprehensive income (loss)	(12)	(15)
Total The Campbell's Company shareholders' equity	3,850	3,902
Noncontrolling interests	2	2
Total equity	3,852	3,904
Total liabilities, redeemable noncontrolling interests and equity	$15,648	$14,896
(1) Total assets at August 2, 2026 include the following balances associated with consolidated variable interest entities (VIEs) that can only be used to settle obligations of the VIEs: Cash and cash equivalents, $92; Accounts receivable, net, $26; Inventories, $93; Other current assets, $30; Plant assets, net of depreciation, $149; Other assets, $37; and Total assets, $427. Total liabilities at August 2, 2026 include the following balances associated with consolidated VIEs for which creditors only have recourse to the VIEs: Short-term borrowings, $77; Accounts payable, $77; Accrued liabilities, $10; Long-term debt, $28; Other liabilities, $10; and Total Liabilities, $202. See Note 5 for additional information.
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Statements of Cash Flows
(millions)

	2026	2025	2024
	52 weeks	53 weeks	52 weeks
Cash flows from operating activities:
Net earnings	$405	$602	$567
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	117	176	129
Restructuring charges	67	24	38
Stock-based compensation	56	57	99
Amortization of inventory fair value adjustments from acquisitions	3	—	17
Pension and postretirement benefit expense	8	24	39
Depreciation and amortization	413	434	411
Deferred income taxes	33	(54)	(47)
Loss on sales of businesses	—	25	—
Other	142	119	138
Changes in working capital, net of acquisitions and divestitures
Accounts receivable	21	26	(16)
Inventories	(89)	(80)	11
Other current assets	(3)	(14)	4
Accounts payable and accrued liabilities	(90)	(167)	(128)
Other	(44)	(41)	(77)
Net cash provided by operating activities	1,039	1,131	1,185
Cash flows from investing activities:
Purchases of plant assets	(361)	(426)	(517)
Purchases of routes	(56)	(144)	(29)
Sales of routes	53	121	34
Business acquisitions, net of cash acquired	1	—	(2,617)
Sales of businesses, net of cash divested	5	258	—
Other	1	4	1
Net cash used in investing activities	(357)	(187)	(3,128)
Cash flows from financing activities:
Short-term borrowings, including commercial paper and delayed draw term loan	1,755	1,846	5,622
Short-term repayments, including commercial paper and delayed draw term loan	(1,778)	(1,796)	(5,576)
Long-term borrowings	577	1,144	2,496
Long-term repayments	(459)	(1,550)	(100)
Dividends paid	(470)	(459)	(445)
Treasury stock purchases	(26)	(62)	(67)
Treasury stock issuances	—	—	2
Payments related to tax withholding for stock-based compensation	(13)	(30)	(46)
Payments of debt issuance costs	(5)	(12)	(23)
Net cash provided by (used in) financing activities	(419)	(919)	1,863
Effect of exchange rate changes on cash	(1)	(1)	(1)
Net change in cash and cash equivalents	262	24	(81)
Cash and cash equivalents — beginning of period	132	108	189
Cash and cash equivalents — end of period	$394	$132	$108
See accompanying Notes to Consolidated Financial Statements.

THE CAMPBELL'S COMPANY
Consolidated Statements of Equity
(millions, except per share amounts)

	The Campbell's Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests(1)
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 30, 2023	323	$12	(25)	$(1,219)	$420	$4,451	$(3)	$2	$3,663
Net earnings (loss)						567		—	567
Other comprehensive income (loss)							(14)	—	(14)
Dividends ($1.48 per share)						(449)			(449)
Replacement share-based awards issued in connection with Sovos Brands, Inc. acquisition(2)					42				42
Treasury stock purchased			(2)	(67)					(67)
Treasury stock issued under stock-based compensation plans			2	79	(25)	—			54
Balance at July 28, 2024	323	12	(25)	(1,207)	437	4,569	(17)	2	3,796
Net earnings (loss)						602		—	602
Other comprehensive income (loss)							2	—	2
Dividends ($1.54 per share)						(460)			(460)
Treasury stock purchased			(1)	(62)					(62)
Treasury stock issued under stock-based compensation plans			1	62	(19)	(17)			26
Balance at August 3, 2025	323	12	(25)	(1,207)	418	4,694	(15)	2	3,904
Net earnings (loss)						403		—	403
Other comprehensive income (loss)							3	—	3
Dividends ($1.56 per share)						(469)			(469)
Accretion of redeemable noncontrolling interests						(5)			(5)
Treasury stock purchased			(1)	(26)					(26)
Treasury stock issued under stock-based compensation plans			1	51	(6)	(3)			42
Balance at August 2, 2026	323	$12	(25)	$(1,182)	$412	$4,620	$(12)	$2	$3,852
(1) Excludes redeemable noncontrolling interests.
(2) See Note 3 for additional information.
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1.Summary of Significant Accounting Policies
In this Report, unless otherwise stated, the terms "we," "us," "our" and the "company" refer to The Campbell's Company and its consolidated subsidiaries.
We are a manufacturer and marketer of high-quality, branded food and beverage products.
Basis of Presentation — The consolidated financial statements include our accounts and entities in which we maintain a controlling financial interest and variable interest entities (VIEs) for which we are the primary beneficiary. Intercompany transactions are eliminated in consolidation. Ownership interests of other parties in our consolidated subsidiaries and VIEs are presented in the consolidated financial statements as activities and balances attributable to noncontrolling interests. See Note 5 for additional information on VIEs and redeemable noncontrolling interests. Our fiscal year ends on the Sunday nearest July 31. There were 52 weeks in 2026, 53 weeks in 2025, and 52 weeks in 2024. There will be 52 weeks in 2027.
Use of Estimates — Generally accepted accounting principles require management to make estimates and assumptions that affect assets, liabilities, revenues and expenses. Actual results could differ from those estimates.
Revenue Recognition — Our revenues primarily consist of the sale of food and beverage products through our own sales force and/or third-party brokers and distribution partners. Revenues are recognized when our performance obligation has been satisfied and control of the product passes to our customers, which typically occurs when products are delivered. Shipping and handling costs incurred to deliver the product are recorded within Cost of products sold. Amounts billed and due from our customers are classified as Accounts receivable in the Consolidated Balance Sheets and require payment on a short-term basis. Revenues are recognized net of provisions for returns, discounts and certain sales promotion expenses, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees and coupon redemption costs. These forms of variable consideration are recognized upon sale. The recognition of costs for promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors, including expected volume. Historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual financial statements. Differences between estimates and actual costs are recognized as a change in estimate in a subsequent period. Revenues are presented on a net basis for arrangements under which suppliers perform certain additional services. See Note 8 for additional information on disaggregation of revenue.
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
See Note 7 for additional information.
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
See Note 12 for additional information.
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
2. Recent Accounting Pronouncements
Recently Adopted
In September 2022, the Financial Accounting Standards Board (FASB) issued guidance that enhances the transparency of supplier finance programs by requiring disclosure of the key terms of these programs and a related rollforward of these obligations to understand the effect on working capital, liquidity and cash flows. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods in those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. We adopted the guidance in the fourth quarter of 2023, with the exception of the rollforward information which was adopted in the fourth quarter of 2025. The adoption did not have a material impact on our consolidated financial statements. See Note 20 for additional information.
In November 2023, the FASB issued guidance to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted the guidance in the fourth quarter of 2025. The adoption did not have a material impact on our consolidated financial statements. See Note 8 for additional information.
In December 2023, the FASB issued guidance to improve income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. We adopted the guidance on a prospective basis in the fourth quarter of 2026. The adoption did not have a material impact on our consolidated financial statements. See Note 13 for additional information.
Accounting Pronouncements Not Yet Adopted
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
3. Acquisitions
La Regina
On December 8, 2025, we entered into purchase agreements to acquire 49% of the issued and outstanding equity interests of La Regina di San Marzano di Antonio Romano S.p.A. (La Regina SPA) and La Regina Atlantica, LLC (La Regina Atlantica, and together with La Regina SPA, La Regina). La Regina currently produces all of our Rao's tomato-based pasta sauces. We acquired the 49% interests in La Regina on May 4, 2026. The aggregate consideration for the transaction is $286 million to be paid in two tranches: (i) $146 million was paid in cash at the closing of the acquisition, and (ii) $140 million of deferred consideration will be payable at our discretion in either cash or unregistered shares of our capital stock (not to exceed 19.9% of our outstanding capital stock and voting power prior to issuance) on May 4, 2027. The remaining 51% of the outstanding equity interests of La Regina are subject to a call option granted to us and a put option granted to La Regina. The call option may be exercised from the first anniversary of the closing until the later of the tenth anniversary of the closing and the date of cessation of the material commercial agreements between the parties. Under the call option, we may, during specified exercise periods, acquire additional equity interests in increments of not less than 2% from La Regina equity holders at a price based on an implied total equity value of approximately $584 million, subject to the payment of a control premium of up to 20% and to a 20% reduction for specified material adverse changes. The put option may be exercised from three years after the first anniversary of the closing until the tenth anniversary of the closing. Under the put option, La Regina equity holders may require us to purchase all or a portion of their remaining equity interests during a defined exercise period, subject to certain conditions and similar pricing mechanics as the call option. To the extent the deferred consideration is not fully settled in shares of our capital stock, we may use shares to settle the options in an amount not to exceed $140 million.
In addition, La Regina SPA shareholders are entitled to additional contingent consideration for potential grants received related to investments in production capacity expansion, not to exceed €25 million.
Total purchase consideration for the 49% interests in La Regina was $299 million, which was determined as follows:

(Millions)
Cash consideration paid to La Regina shareholders at closing(1)	$146
Deferred consideration payable to La Regina shareholders on the first anniversary of closing(2)	133
Contingent consideration payable to La Regina SPA shareholders upon receipt of grants(3)	20
Total consideration	$299
______________________________________
(1) Represents the first tranche of consideration paid to La Regina shareholders at the closing date.
(2) Represents the estimated closing date fair value of the second tranche of consideration payable to La Regina shareholders on May 4, 2027, which is reflected as a liability measured at fair value in the Consolidated Balance Sheet. Fair value was determined based on the present value of the obligation using an appropriate discount rate. The obligation will be accreted to the amount payable with changes recognized in Interest expense.
(3) Represents the estimated closing date fair value of the payment to the La Regina SPA shareholders contingent upon the amount received by La Regina for grants, which is reflected as a contingent consideration liability at fair value in the Consolidated Balance Sheet. Fair value of the obligation and grant receivable was determined using a probability-weighted discounted cash flow analysis, based on the estimated timing of cash flows, probability of the amount of the grants received and using an appropriate discount rate. Changes in fair value will be recognized in earnings.
La Regina SPA and La Regina Atlantica were determined to be VIEs. Based on the nature of our arrangements, we are deemed to be the primary beneficiary and therefore consolidate the VIEs, reflecting the remaining 51% of the outstanding equity interests as noncontrolling interests in our consolidated financial statements. See Note 5 for additional information.
The acquired assets, the assumed liabilities and the 51% noncontrolling interests were recorded at estimated fair values at closing.

The table below presents the fair value that was allocated to the acquired assets and assumed liabilities:

(Millions)	Estimated Fair Value
Cash and cash equivalents	$147
Accounts receivable	29
Inventories	109
Other current assets	24
Plant assets	151
Other assets	28
Total assets acquired	$488
Short-term borrowings	$124
Accounts payable	49
Accrued liabilities	7
Accrued income taxes	1
Long-term debt	36
Deferred taxes	3
Other liabilities	4
Total liabilities assumed	$224
Net assets acquired	$264
Goodwill	335
Less: Noncontrolling interests(1)	300
Total consideration	$299
______________________________________
(1) The fair value of the noncontrolling interests was determined based on the implied total equity value of the transaction, adjusted for the value of the put and call options. The value of the options was estimated using an option pricing approach, incorporating assumptions about expected volatility, time to exercise and risk-free interest rates. The redeemable noncontrolling interests are recorded as temporary equity in the Consolidated Balance Sheet.
The excess of the purchase price over the estimated fair values of identifiable net assets was recorded as $335 million of goodwill. Goodwill of $54 million, which is attributed to the acquisition of La Regina Atlantica, is deductible for tax purposes. The remaining amount of goodwill is not deductible for tax purposes. The goodwill is primarily attributable to intangible assets that did not qualify for separate recognition. The goodwill is included in the Meals & Beverages segment.
The purchase price allocation of La Regina is preliminary and is subject to the finalization of certain items, including valuations and tax balances, which will be completed within the allowable measurement period.
We incurred costs of $26 million associated with the acquisition in 2026, including transaction costs, of which $23 million were recorded in Other expenses / (income), and $3 million in Cost of products sold related to the amortization of the acquisition date fair value adjustment to inventories.
The results of operations for La Regina for the period May 4, 2026 through August 2, 2026 were not material. Unaudited pro forma financial results as if the acquisition had occurred as of July 29, 2024 were not material.

Sovos Brands
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
The cash portion of the acquisition was funded through a Delayed Draw Term Loan Credit Agreement (the 2024 DDTL Credit Agreement) of $2 billion and cash on hand. See Note 14 for additional information.
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
•$2 million of Research and development expenses; and
•$21 million of Restructuring charges to achieve synergies. See Note 9 for additional information.
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

(Millions)	2024
Net sales	$10,354
Net earnings attributable to The Campbell's Company	$592

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
4. Divestitures
On August 26, 2024, we completed the sale of our Pop Secret popcorn business for $70 million. We recognized a pre-tax loss on the sale of $25 million, or $19 million after tax. In connection with the sale, we provided certain transition services to support the business. The business had net sales of $9 million in 2025 and $119 million in 2024. Earnings were not material in the periods. The results of the business were reflected within the Snacks reportable segment.
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
5. Variable Interest Entities and Redeemable Noncontrolling Interests
Variable Interest Entities
We evaluate our ownership interests, contractual arrangements and other relationships to determine if we have a variable interest in an entity. These evaluations involve judgment and assumptions based on available historical and prospective information, among other qualitative factors. If we determine that an entity is a VIE and that we are the primary beneficiary, we consolidate the entity in our consolidated financial statements. We are considered the primary beneficiary of the VIE when we have both the power to direct the activities that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of the primary beneficiary is reassessed on an ongoing basis.
On May 4, 2026, we acquired 49% of the issued and outstanding shares of the La Regina entities, which were determined to be VIEs. See Note 3 for additional information on the acquisition of La Regina. La Regina currently produces all of our Rao’s tomato-based pasta sauces pursuant to a long-term manufacturing and supply agreement. The remaining 51% of the outstanding equity interests of La Regina are subject to a call option granted to us and a put option granted to La Regina. The call option may be exercised from the first anniversary of the closing until the later of the tenth anniversary of the closing and the date of cessation of the material commercial agreements between the parties. Under the call option, we may, during specified exercise periods, acquire additional equity interests in increments of not less than 2% from La Regina equity holders at a price based on an implied total equity value of approximately $584 million, subject to the payment of a control premium of up to 20% and to a 20% reduction for specified material adverse changes. The put option may be exercised from three years after the first anniversary of the closing until the tenth anniversary of the closing. Under the put option, La Regina equity holders may require us to purchase all or a portion of their remaining equity interests during a defined exercise period, subject to certain conditions and similar pricing mechanics as the call option.
We determined that we are the primary beneficiary and therefore consolidate the La Regina entities based on the totality of our arrangements, including the fixed price put and call options and our greater exposure to the economic risks and benefits of the VIEs as well as our integrated business relationship with La Regina. The remaining 51% of the outstanding equity interests of La Regina are accounted for as noncontrolling interests. Refer to the section below on Redeemable Noncontrolling Interests.

The carrying amounts of La Regina’s assets and liabilities included in our Consolidated Balance Sheets are summarized below. The assets can only be used to settle obligations of La Regina and creditors only have recourse to La Regina for the liabilities.

(Millions)	2026
Cash and cash equivalents	$92
Accounts receivable, net	26
Inventories	93
Other current assets	30
Plant assets, net of depreciation	149
Goodwill	331
Other assets	37
Total assets	$758

Short-term borrowings	77
Accounts payable	77
Accrued liabilities	10
Long-term debt	28
Other liabilities	10
Total liabilities	$202
Redeemable Noncontrolling Interests
Noncontrolling interests with redemption features that are outside of our control at fixed or determinable prices and dates are presented in temporary equity on the Consolidated Balance Sheets. The remaining 51% noncontrolling equity interests in La Regina are considered redeemable and classified as temporary equity due to the fixed price put option under the purchase agreements, which may require us to purchase all or a portion of the remaining equity interests from the La Regina equity holders during a defined exercise period. The put option is exercisable upon the passage of time at the option of the holders based on a fixed price other than fair value as described above.
The redeemable noncontrolling interests are measured at the greater of the redemption fair value or the carrying value, adjusted for net earnings (loss) and other comprehensive income (loss). The acquisition date fair value of the redeemable noncontrolling interests was approximately $300 million, which will be accreted using the effective interest method to the redemption value of $357 million over four years when the put option becomes exercisable. The fair value of the noncontrolling interests was determined by the fixed price of the put and call options embedded within the noncontrolling interest, discounted to present value. Adjustments related to the accretion of the redemption value will be recognized in retained earnings. The redemption value was determined based on 51% of the implied total equity value of approximately $584 million, plus a 20% premium.
Changes in the redeemable noncontrolling interests are as follows:

(Millions)	2026
Balance at beginning of year	$—
Acquisition(1)	300
Net earnings (loss) attributable to redeemable noncontrolling interests	2
Accretion of redeemable noncontrolling interests	5
Foreign currency translation adjustments	(3)
Balance at end of year	$304
______________________________________
(1) See Note 3 for additional information on the acquisition of La Regina.

6. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	Foreign Currency Translation Adjustments(1)	Cash-Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 30, 2023	$(1)	$(4)	$2	$(3)
Other comprehensive income (loss) before reclassifications	(9)	(4)	—	(13)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Net current-period other comprehensive income (loss)	(9)	(5)	—	(14)
Balance at July 28, 2024	$(10)	$(9)	$2	$(17)
Other comprehensive income (loss) before reclassifications	(1)	(2)	5	2
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	(1)	(2)	5	2
Balance at August 3, 2025	$(11)	$(11)	$7	$(15)
Other comprehensive income (loss) before reclassifications	(7)	4	—	(3)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	—	4	(1)	3
Net current-period other comprehensive income (loss)	(7)	8	(1)	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests(4)	(3)	—	—	(3)
Balance at August 2, 2026	$(15)	$(3)	$6	$(12)
______________________________________
(1)Included no tax as of August 2, 2026, August 3, 2025, July 28, 2024, and July 30, 2023.
(2)Included a tax benefit of $1 million as of August 2, 2026, $3 million as of August 3, 2025, $2 million as of July 28, 2024, and $1 million as of July 30, 2023.
(3)Included tax expense of $2 million as of August 2, 2026 and August 3, 2025, and $1 million as of July 28, 2024 and July 30, 2023.
(4)See Note 5 for additional information.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

(Millions)	2026	2025	2024	Location of Loss (Gain) Recognized in Earnings
Losses (gains) on cash-flow hedges:
Foreign exchange contracts	$3	$(3)	$(3)	Cost of products sold
Forward starting interest rate swaps	2	3	2	Interest expense
Total before tax	$5	$—	$(1)
Tax expense (benefit)	(1)	—	—
Loss (gain), net of tax	$4	$—	$(1)

Pension and postretirement benefit adjustments:
Prior service credit	$(1)	$(1)	$—	Other expenses / (income)
Tax expense (benefit)	—	1	—
Loss (gain), net of tax	$(1)	$—	$—

7. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill:

(Millions)	Meals & Beverages	Snacks	Total
Net balance at July 28, 2024	$2,102	$2,975	$5,077
Divestitures(1)	(65)	(21)	(86)
Foreign currency translation adjustment	—	—	—
Net balance at August 3, 2025	$2,037	$2,954	$4,991
Acquisition(2)	335	—	335
Foreign currency translation adjustment	(5)	—	(5)
Net balance at August 2, 2026	$2,367	$2,954	$5,321
______________________________________
(1)See Note 4 for additional information on divestitures.
(2)See Note 3 for additional information on the acquisition of La Regina.
Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill:

	2026			2025
(Millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$1,042	$(407)	$635	$1,042	$(366)	$676
Definite-lived trademarks	2	—	2	2	—	2
Total amortizable intangible assets	$1,044	$(407)	$637	$1,044	$(366)	$678
Indefinite-lived trademarks
Rao's			$1,470			$1,470
Snyder's of Hanover			470			470
Lance			350			350
Pace			292			292
Pacific Foods			280			280
Kettle Brand			258			318
Cape Cod			130			187
Various other Snacks(1)			311			311
Total indefinite-lived trademarks			$3,561			$3,678
Total net intangible assets			$4,198			$4,356
______________________________________
(1)Includes the Late July trademark and certain salty snacks and cookie trademarks within our Snacks segment, including Tom's, Jays, Kruncher's, O-Ke-Doke, Stella D'oro and Archway, collectively referred to as our "Allied brands."
Amortization expense was $41 million for 2026, $68 million for 2025 and $73 million for 2024. Amortization expense in 2025 and 2024 included accelerated amortization expense of $20 million and $27 million, respectively, on customer relationships which began in the fourth quarter of 2023 due to the loss of certain contract manufacturing customers. As of August 2, 2026, amortizable intangible assets had a weighted-average remaining useful life of 17 years. Amortization expense is estimated to be approximately $40 million per year for each of the next five fiscal years.
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
In the fourth quarter of 2026, based on recent performance, we recognized impairment charges on the Kettle Brand and Cape Cod trademarks. In 2026, sales and operating performance were below expectations due in part to competitive pressures and reduced margins. As a result, we lowered our near-term and long-term outlook for future sales and operating performance. We recognized an impairment charge of $60 million on the Kettle Brand trademark, reducing the carrying value to $258 million, and an impairment charge of $57 million on the Cape Cod trademark, reducing the carrying value to $130 million.
The impairment charges were recorded in Other expenses / (income) in the Consolidated Statement of Earnings.
As of the 2026 annual impairment testing, indefinite-lived trademarks with approximately 10% or less of excess coverage of fair value over carrying value had an aggregate carrying value of $1.225 billion and included the Snyder's of Hanover, Pace, Kettle Brand, Cape Cod, Late July and Allied brands trademarks.
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
8. Segment Information
Our two operating segments, which are also our reportable segments, are as follows:
•Meals & Beverages, which consists of soup, simple meals and beverages products in retail and foodservice in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; SpaghettiOs pasta; Campbell’s gravies, beans and dinner sauces; Swanson canned poultry; V8 juices and beverages; Campbell's tomato juice; and as of March 12, 2024, Rao's pasta sauces, dry pasta, frozen entrées, frozen pizza and soups; Michael Angelo’s frozen entrées and pasta sauces; and noosa yogurts. The noosa yoghurt business was sold on February 24, 2025. The segment also includes snacking products in foodservice and Canada, and beginning in 2026, the snacking and meals and beverages retail business in Latin America. Segment results have been adjusted retrospectively to reflect this change; and
•Snacks, which consists of Pepperidge Farm cookies, crackers, fresh bakery and frozen products, including Goldfish crackers, Snyder’s of Hanover pretzels, Lance sandwich crackers, Cape Cod potato chips, Kettle Brand potato chips, Late July snacks, Snack Factory pretzel crisps, and other snacking products in retail in the U.S. The segment also included the results of our Pop Secret popcorn business, which was sold on August 26, 2024.
Beginning in 2027, the Pepperidge Farm frozen business is managed under our Meals & Beverages segment.
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
Our largest customer, Walmart Inc. and its affiliates, accounted for approximately 22% of consolidated net sales in 2026, 21% in 2025 and 22% in 2024. Both of our reportable segments sold products to Walmart Inc. or its affiliates.

	2026			2025			2024
(Millions)	Meals & Beverages	Snacks	Total	Meals & Beverages	Snacks	Total	Meals & Beverages	Snacks	Total
Net sales	$5,928	$3,816	$9,744	$6,179	$4,074	$10,253	$5,381	$4,255	$9,636
Cost of products sold	4,163	2,795		4,225	2,885		3,610	2,985
Other segment items(1)	822	635		856	651		771	648
Segment operating earnings	$943	$386	$1,329	$1,098	$538	$1,636	$1,000	$622	$1,622
Corporate expense (income)(2)			410			488			584
Restructuring charges(3)			67			24			38
Earnings before interest and taxes			$852			$1,124			$1,000
Interest expense			331			345			249
Interest income			8			17			6
Earnings before taxes			$529			$796			$757

(Millions)	2026	2025	2024
Depreciation and amortization
Meals & Beverages	$167	$177	$163
Snacks	222	234	228
Corporate(4)	24	23	20
Total	$413	$434	$411

(Millions)	2026	2025	2024
Capital expenditures
Meals & Beverages	$203	$195	$147
Snacks	125	148	279
Corporate(4)	33	83	91
Total	$361	$426	$517
______________________________________
(1)Other segment items for each of the reportable segments includes marketing and selling expenses, administrative expenses, research and development expenses and expense for amortization of intangible assets.
(2)Represents unallocated items. Pension and postretirement actuarial and curtailment gains and losses are included in Corporate. There were actuarial and curtailment gains of $23 million in 2026, actuarial losses of $24 million in 2025 and actuarial losses of $33 million in 2024. Costs related to the cost savings and optimization initiatives were $135 million, $101 million and $92 million in 2026, 2025 and 2024, respectively. Unrealized mark-to-market adjustments on outstanding undesignated commodity hedges were gains of $6 million in 2026, gains of $11 million in 2025 and losses of $22 million in 2024. Intangible asset impairment charges were $117 million, $176 million and $129 million in 2026, 2025 and 2024, respectively. Insurance recoveries of $1 million were included in 2026 and 2025 and costs of $3 million were included in 2024 related to a cybersecurity incident. Litigation expenses related to the Plum baby food and snacks business, which was divested on May 3, 2021, and certain other litigation matters were $14 million in 2026 and $5 million in 2025 and 2024.

Costs associated with the acquisition of La Regina were $26 million in 2026 and costs associated with the acquisition of Sovos Brands were $105 million in 2024. Accelerated amortization expense related to customer relationship intangible assets was $20 million and $27 million in 2025 and 2024, respectively. A loss on the sale of our Pop Secret popcorn business of $25 million was included in 2025.
(3)See Note 9 for additional information.
(4)Represents primarily corporate offices and enterprise-wide information technology systems.
Our net sales based on product categories are as follows:

(Millions)	2026	2025	2024
Net sales
Soup	$2,653	$2,776	$2,709
Snacks	4,169	4,431	4,597
Other simple meals	2,240	2,325	1,618
Beverages	682	721	712
Total	$9,744	$10,253	$9,636
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
We are a North American focused company with 95% of our net sales related to our U.S. operations in 2026, 2025 and 2024. Primarily all of our long-lived assets relate to our U.S. operations, with less than 5% related to non-U.S. operations in 2026 and less than 1% in 2025.
9. Restructuring Charges, Cost Savings Initiatives and Other Optimization Initiatives
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
A summary of the pre-tax charges recorded in the Consolidated Statements of Earnings related to these initiatives is as follows:

(Millions)	2024	Total Program
Restructuring charges	$17	$297
Administrative expenses	54	437
Cost of products sold	26	128
Marketing and selling expenses	4	23
Research and development expenses	3	10
Total pre-tax charges	$104	$895

A summary of the pre-tax costs associated with these initiatives is as follows:

(Millions)	Total Program
Severance pay and benefits	$253
Asset impairment/accelerated depreciation	134
Implementation costs and other related costs	508
Total	$895
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
Sovos Brands Integration Initiatives
On March 12, 2024, we completed the acquisition of Sovos Brands. See Note 3 for additional information. We identified opportunities for cost synergies as we integrated Sovos Brands.
In 2024, we recorded Restructuring charges of $21 million for severance pay and benefits related to initiatives to achieve the synergies. The charges incurred in 2024 were associated with the Meals & Beverages segment.
In 2025, the initiatives to achieve synergies were incorporated into the cost savings initiatives described below.
2025 Cost Savings Initiatives
On September 10, 2024, we announced plans to implement cost savings initiatives beginning in 2025, including initiatives to further optimize our supply chain and manufacturing network, optimization of our information technology infrastructure and targeted cost management. We also identified additional opportunities for cost synergies as we integrated Sovos Brands. As mentioned above, we substantially completed our previous multi-year cost savings initiatives and Snyder's-Lance cost transformation program and integration and had identified initial opportunities for cost synergies as we integrated Sovos Brands. Certain initiatives from those programs were incorporated into our 2025 cost savings initiatives. In the third quarter of 2026, we commenced a voluntary early retirement program as part of our cost savings initiatives. The program was available to certain salaried employees who met age and length-of-service criteria. The eligible employees were entitled to receive severance pay and benefits, including enhanced pension benefits for certain employees. Substantially all electing employees will depart the company by December 2026.
A summary of the pre-tax charges recorded in the Consolidated Statements of Earnings related to these initiatives is as follows:

(Millions)	2026	2025	Recognized as of August 2, 2026
Restructuring charges	$67	$24	$91
Administrative expenses	29	41	70
Cost of products sold	39	32	71
Marketing and selling expenses	4	4	8
Research and development expenses	4	3	7
Other expenses / (income)	38	—	38
Total pre-tax charges	$181	$104	$285

A summary of the cumulative pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of August 2, 2026
Severance pay and benefits	$102
Asset impairment/accelerated depreciation	80
Implementation costs and other related costs	103
Total	$285
Of the aggregate $285 million pre-tax costs incurred to date, $158 million were cash expenditures. In addition, we invested $216 million in capital expenditures as of August 2, 2026. The capital expenditures primarily related to optimization of production within our manufacturing network, optimization of information technology infrastructure and applications and implementation of our existing SAP enterprise-resource planning system for Sovos Brands.
A summary of the restructuring activity and related reserves is as follows:

(Millions)	Severance Pay and Benefits	Pension Benefits(4)	Implementation Costs and Other Related Costs(5)	Asset Impairment/Accelerated Depreciation	Other Non-Cash Exit Costs(6)	Total Charges
Accrued balance at July 28, 2024(1)	$36
2025 charges	24	—	47	31	2	$104
2025 cash payments	(27)
Accrued balance at August 3, 2025(2)	$33
2026 charges	40	38	47	49	7	$181
2026 cash payments	(24)
Accrued balance at August 2, 2026(3)	$49
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
(3)Includes $4 million of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(4)Represents special termination pension benefits offered under the voluntary early retirement program. See Note 11.
(5)Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet. The costs are included in Administrative expenses, Cost of products sold, Marketing and selling expenses and Research and development expenses in the Consolidated Statements of Earnings.
(6)Includes non-cash costs that are not reflected in the restructuring reserve in the Consolidated Balance Sheet.

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

(Millions)	2026	Costs Incurred to Date
Meals & Beverages	$71	$145
Snacks	83	97
Corporate	27	43
Total	$181	$285
Beginning in 2027, certain phases of these initiatives that have not been fully implemented will be incorporated into our 2027 cost savings initiatives described below.
2027 Cost Savings Initiatives
On September 3, 2026, we announced plans to implement cost savings initiatives beginning in 2027, including those remaining under our 2025 cost savings initiatives, targeted overhead savings actions and an enterprise spend optimization project to improve how we manage and deploy direct and indirect spending. Cost estimates for these new initiatives, as well as timing for certain activities, are continuing to be developed.
The total estimated pre-tax costs for actions that have been identified to date are approximately $90 million, and we expect to incur substantially all of the costs through 2030. These estimates will be updated as the detailed plans are developed. We expect the costs for the actions that have been identified to date to consist of the following: approximately $5 million in severance pay and benefits and approximately $85 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 36%; Snacks - approximately 35% and Corporate - approximately 29%. Of the aggregate $90 million of pre-tax costs identified to date, we expect substantially all will be cash expenditures. In addition, we expect to invest approximately $10 million in capital expenditures.
Other Optimization Initiatives
In the second quarter of 2024, we began implementation of an initiative to improve the effectiveness of our Snacks direct-store-delivery route-to-market network. Pursuant to this initiative we will purchase certain Pepperidge Farm and Snyder's-Lance routes where there are opportunities to unlock greater scale in select markets, combine them and sell the combined routes to independent contractor distributors. We expect to execute this program in a staggered rollout and to incur expenses of up to approximately $115 million through 2029. In 2026, we incurred $21 million in Marketing and selling expenses related to this initiative. In 2025, we incurred $20 million in Marketing and selling expenses and $1 million in Administrative expenses related to this initiative. In 2024, we incurred $5 million in Marketing and selling expenses related to this initiative. As of August 2, 2026, we have incurred $46 million in Marketing and selling expenses and $1 million in Administrative expenses related to this initiative.
10. Earnings per Share (EPS)
Net earnings (loss) attributable to The Campbell's Company common shareholders for basic EPS is determined by taking Net earnings (loss) attributable to The Campbell's Company less the accretion of redeemable noncontrolling interests to redemption value as the redemption is deemed probable and at an amount other than fair value. See also Note 5 for additional information. In connection with the La Regina acquisition, we recognized a liability at fair value for the deferred consideration that will be paid on May 4, 2027. The deferred consideration will be payable at our discretion in either cash or shares of our capital stock. See Note 3 for additional information. We recognize changes in fair value to accrete the liability to the total $140 million due on May 4, 2027. As the deferred consideration may be settled in shares, for diluted EPS purposes we apply the if-converted method and assume share settlement. Under this method because the entire amount to be accreted would be immediately recognized upon payment, Net earnings (loss) attributable to The Campbell's Company common shareholders for diluted EPS also includes the unrecognized accretion on the deferred consideration. The weighted average shares outstanding used for basic and diluted EPS calculations vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, calculated using the treasury stock method, and the incremental shares that would be assumed to satisfy the deferred consideration, except when such effect would be antidilutive. To the extent the deferred consideration is not fully settled in shares of our capital stock, we may use shares to settle the options to acquire all or a portion of the remaining 51% of the outstanding equity interests of La Regina. In periods after the settlement of the deferred consideration and to the extent shares otherwise remain available under the maximum aggregate share settlement amount of $140 million, for diluted EPS purposes, we will apply the if-converted method and assume share settlement for the exercise of the options. Under this method, Net earnings (loss) attributable to The Campbell’s Company common shareholders for diluted EPS will include the hypothetical portion of earnings that we would acquire with the assumed share settlement and adjusted for the recognized accretion of the redeemable noncontrolling interests. The weighted average shares outstanding for diluted EPS purposes will include the incremental effect of shares assumed to satisfy the exercise of the options.

The following table presents the calculations of basic and diluted EPS for the periods presented in the Consolidated Statements of Earnings:

(Millions, except per share amounts)	2026	2025	2024
Numerator:
Net earnings attributable to The Campbell's Company	$403	$602	$567
Less: Accretion of redeemable noncontrolling interests	5	—	—
Net earnings attributable to The Campbell's Company common shareholders — Basic	$398	$602	$567
Less: Unrecognized accretion on deferred consideration	4	—	—
Net earnings attributable to The Campbell's Company common shareholders — Diluted	$394	$602	$567
Denominator:
Weighted average common shares outstanding - Basic	298	298	298
Weighted average dilutive effect of stock options and other share-based payment awards	1	2	2
Weighted average dilutive effect of deferred consideration	1	—	—
Weighted average common shares outstanding - Diluted	300	300	300

Net earnings per share attributable to The Campbell's Company common shareholders:
Basic	$1.34	$2.02	$1.90
Diluted	$1.31	$2.01	$1.89
The EPS calculation for 2026 excludes approximately 1 million stock options that would have been antidilutive. The EPS calculation for 2025 and 2024 excludes less than 1 million stock options that would have been antidilutive.
11. Pension and Postretirement Benefits
Pension Benefits — We sponsor a number of noncontributory defined benefit pension plans to provide retirement benefits to eligible U.S. and non-U.S. employees. The benefits provided under these plans are based primarily on years of service and compensation levels. Benefits are paid from funds previously provided to trustees or are paid directly by us from general funds. In 1999, we implemented significant amendments to certain U.S. pension plans. Under a new formula, retirement benefits are determined based on percentages of annual pay and age. To minimize the impact of converting to the new formula, service and earnings credit continued to accrue for fifteen years for certain active employees participating in the plans under the old formula prior to the amendments. Employees will receive the benefit from either the new or old formula, whichever is higher. Effective as of January 1, 2011, our U.S. pension plans were amended so that employees hired or rehired on or after that date and who are not covered by collective bargaining agreements will not be eligible to participate in the plans. All collective bargaining units adopted this amendment by December 31, 2011. In 2026, certain pension plans were amended to freeze future benefit accruals (other than interest credits on already accrued benefits), effective as of August 1, 2028, for certain salaried employees who remain with the company and participate in the plans after that date.
In June 2026, we settled $70 million of our pension benefit obligations associated with approximately 500 retired participants that were receiving benefits within our U.S. defined benefit pension plans. A group annuity contract was purchased on behalf of these participants with a third-party insurance provider and funded directly by $66 million from the assets of our pension plans, resulting in an actuarial gain of $4 million.
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
Components of net periodic benefit expense (income) were as follows:

	Pension			Postretirement
(Millions)	2026	2025	2024	2026	2025	2024
Service cost	$12	$13	$13	$—	$—	$—
Interest cost	55	61	65	6	6	8
Expected return on plan assets	(79)	(79)	(80)	—	—	—
Amortization of prior service cost (credit)	—	—	—	(1)	(1)	—
Special termination benefits	38	—	—	—	—	—
Curtailment losses (gains)	(5)	—	—	—	—	—
Actuarial losses (gains)	(14)	26	33	(4)	(2)	—
Net periodic benefit expense (income)	$7	$21	$31	$1	$3	$8
The components of net periodic benefit expense (income) other than the service cost component are included in Other expenses / (income) in the Consolidated Statements of Earnings.
The special termination pension benefits recognized in 2026 related to a voluntary early retirement program offered under our cost savings initiatives. See also Note 9.
The curtailment gains recognized in 2026 primarily related to plan amendments of certain pension plans to freeze future benefit accruals (other than interest credits on already accrued benefits), effective as of August 1, 2028, for certain salaried employees.
The pension actuarial gains recognized in 2026 were primarily due to increases in the discount rates used to determine the benefit obligation and the gain from the annuity settlement, partially offset by plan experience and gains on plan assets that were less than the expected return. The pension actuarial losses recognized in 2025 were primarily due to gains on plan assets that were less than the expected return, partially offset by increases in the discount rates used to determine the benefit obligation. The pension actuarial losses recognized in 2024 were primarily due to decreases in the discount rates used to determine the benefit obligation and plan experience, partially offset by gains on plan assets.
The postretirement actuarial gains recognized in 2026 were primarily due to increases in the discount rates used to determine the benefit obligation and plan experience. The postretirement actuarial gains recognized in 2025 were primarily due to plan experience.
Change in benefit obligation:

	Pension		Postretirement
(Millions)	2026	2025	2026	2025
Obligation at beginning of year	$1,214	$1,267	$127	$145
Service cost	12	13	—	—
Interest cost	55	61	6	6
Actuarial losses (gains)	(26)	(8)	(4)	(2)
Plan amendment	—	—	—	(7)
Benefits paid	(106)	(119)	(14)	(15)
Settlements	(66)	—	—	—
Special termination benefits	38	—	—	—
Curtailment	(5)	—	—	—
Acquisition	3	—	—	—
Other	(1)	—	—	—
Foreign currency translation adjustment	(1)	—	—	—
Benefit obligation at end of year	$1,117	$1,214	$115	$127

Change in the fair value of pension plan assets:

(Millions)	2026	2025
Fair value at beginning of year	$1,244	$1,307
Actual return on plan assets	68	45
Employer contributions	1	1
Benefits paid	(96)	(109)
Settlements	(66)	—
Foreign currency translation adjustment	(3)	—
Fair value at end of year	$1,148	$1,244
Net amounts recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
(Millions)	2026	2025	2026	2025
Other assets	$125	$128	$—	$—
Accrued liabilities	11	10	15	16
Other liabilities	83	88	100	111
Net amounts recognized asset / (liability)	$31	$30	$(115)	$(127)
Amounts recognized in Accumulated other comprehensive income (loss) consist of:

(Millions)	Postretirement
	2026	2025
Prior service credit (cost)	$8	$9
The change in amounts recognized in accumulated other comprehensive income (loss) associated with postretirement benefits was due to amortization in 2026.
The following table provides information for pension plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets:

(Millions)	2026	2025
Projected benefit obligation	$94	$98
Accumulated benefit obligation	$94	$96
Fair value of plan assets	$—	$—
The accumulated benefit obligation for all pension plans was $1.106 billion at August 2, 2026, and $1.195 billion at August 3, 2025.
Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2026	2025	2026	2025
Discount rate	5.86%	5.41%	5.73%	5.26%
Rate of compensation increase	3.22%	3.23%	3.25%	3.25%
Interest crediting rate	4.00%	4.00%	Not applicable
Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	Pension
	2026	2025	2024
Discount rate	5.32%	5.28%	5.46%
Expected return on plan assets	6.63%	6.40%	6.38%
Rate of compensation increase	3.23%	3.23%	3.23%
Interest crediting rate	4.00%	4.00%	4.00%

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
The discount rate used to determine net periodic postretirement expense was 5.26% in 2026, 5.23% in 2025, and 5.47% in 2024.
Assumed health care cost trend rates at the end of the year:

	2026	2025
Health care cost trend rate assumed for next year	6.50%	6.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2032	2032
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
Our year-end pension plan weighted-average asset allocations by category were:

	Strategic Target	2026	2025
Equity securities	20%	21%	20%
Debt securities	74%	73%	74%
Real estate and other	6%	6%	6%
Total	100%	100%	100%
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

The following table presents our pension plan assets by asset category at August 2, 2026, and August 3, 2025:

	Fair Value as of August 2, 2026	Fair Value Measurements at August 2, 2026 Using Fair Value Hierarchy			Fair Value as of August 3, 2025	Fair Value Measurements at August 3, 2025 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Short-term investments	$4	$4	$—	$—	$2	$2	$—	$—
Equities:
U.S.	1	—	1	—	1	—	1	—
Corporate bonds:
U.S.	396	—	396	—	410	—	410	—
Non-U.S.	56	—	56	—	81	—	81	—
Government and agency bonds:
U.S.	261	—	261	—	302	—	302	—
Non-U.S.	19	—	19	—	23	—	23	—
Municipal bonds	2	—	2	—	3	—	3	—
Mortgage and asset backed securities	8	—	8	—	7	—	7	—
Hedge funds	2	—	—	2	4	—	—	4
Total assets at fair value	$749	$4	$743	$2	$833	$2	$827	$4
Investments measured at net asset value:
Short-term investments	$26				$27
Commingled equity funds	237				244
Commingled fixed income funds	76				79
Real estate	63				68
Total investments measured at net asset value:	$402				$418
Other items to reconcile to fair value	(3)				(7)
Total pension plan assets at fair value	$1,148				$1,244
Short-term investments — Investments include cash and cash equivalents, and various short-term debt instruments and short-term investment funds. Institutional short-term investment vehicles valued daily are classified as Level 1 at cost which approximates market value. Other investments valued based upon net asset value are included as a reconciling item to the fair value table.
Equities — Common stocks and preferred stocks are classified as Level 1 or Level 2. Level 1 investments are valued using quoted market prices in active markets. Level 2 investments are valued using quoted prices for identical or similar assets.
Corporate bonds — These investments are valued based on quoted market prices, yield curves and pricing models using current market rates.
Government and agency bonds — These investments are generally valued based on bid quotations and recent trade data for identical or similar assets.
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
The following table summarizes the changes in fair value of Level 3 investments for the years ended August 2, 2026, and August 3, 2025:

(Millions)	Real Estate	Hedge Funds	Total
Fair value at August 3, 2025	$—	$4	$4
Actual return on plan assets	—	(1)	(1)
Purchases, sales and settlements, net	—	(1)	(1)
Transfers out of Level 3	—	—	—
Fair value at August 2, 2026	$—	$2	$2

(Millions)	Real Estate	Hedge Funds	Total
Fair value at July 28, 2024	$1	$7	$8
Actual return on plan assets	—	(1)	(1)
Purchases, sales and settlements, net	(1)	(2)	(3)
Transfers out of Level 3	—	—	—
Fair value at August 3, 2025	$—	$4	$4
Estimated future benefit payments are as follows:

(Millions)	Pension	Postretirement
2027	$188	$15
2028	$98	$14
2029	$95	$13
2030	$93	$12
2031	$91	$11
2032-2036	$411	$46
The estimated future benefit payments include payments from funded and unfunded plans.
We do not expect contributions to pension plans to be material in 2027.
Defined Contribution Plans — We sponsor a 401(k) Retirement Plan that covers substantially all U.S. employees and provide a matching contribution of 100% of employee contributions up to 4% of eligible compensation. In addition, for employees not eligible to participate in defined benefit plans that we sponsor and for those who will no longer accrue pension benefits (other than interest credits on already accrued benefits) effective August 1, 2028, we provide a contribution equal to 3% of eligible compensation regardless of their participation in the 401(k) Retirement Plan. Amounts charged to Costs and expenses were $77 million in 2026 and 2025, and $73 million in 2024.
12. Leases
We lease warehouse and distribution facilities, office space, manufacturing facilities, equipment and vehicles, primarily through operating leases.
Leases recorded on our Consolidated Balance Sheets have remaining terms primarily from 1 to 11 years.
Our fleet leases generally include residual value guarantees that are assessed at lease inception in determining ROU assets and corresponding liabilities. No other significant restrictions or covenants are included in our leases.

The components of lease costs were as follows:

(Millions)	2026	2025	2024
Operating lease cost(1)	$114	$115	$101
Finance lease - amortization of ROU assets	33	29	22
Finance lease - interest on lease liabilities	4	4	2
Short-term lease cost	68	65	66
Variable lease cost	253	261	217
Sublease income	(2)	—	—
Total	$470	$474	$408
__________________________________________
(1)2024 excludes costs associated with the cost savings initiatives described in Note 9.
The following table summarizes the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
(Millions)	Balance Sheet Classification	2026	2025
ROU assets, net	Other assets	$285	$326
Lease liabilities (current)	Accrued liabilities	$106	$96
Lease liabilities (noncurrent)	Other liabilities	$207	$259

	Financing Leases
(Millions)	Balance Sheet Classification	2026	2025
ROU assets, net	Plant assets, net of depreciation	$82	$66
Lease liabilities (current)	Short-term borrowings	$33	$32
Lease liabilities (noncurrent)	Long-term debt	$51	$38
Weighted-average lease terms and discount rates were as follows:

	2026		2025
	Operating	Finance	Operating	Finance
Weighted-average remaining term in years	3.8	3.9	4.4	4.1
Weighted-average discount rate	4.5%	4.5%	4.5%	5.0%
Future minimum lease payments are as follows:

(Millions)	Operating	Finance
2027	$117	$36
2028	85	22
2029	66	15
2030	36	7
2031	19	4
Thereafter	17	8
Total future undiscounted lease payments	340	92
Less interest	27	8
Total reported lease liability	$313	$84

The following table summarizes cash flow and other information related to leases:

(Millions)	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$117	$111	$95
Operating cash flows from finance leases	$4	$4	$2
Financing cash flows from finance leases	$35	$31	$20

ROU assets obtained in exchange for lease obligations:
Operating leases	$63	$93	$153
Finance leases	$42	$37	$55

ROU assets obtained with business acquired:
Operating leases	$1	$—	$15
Finance leases	$6	$—	$13
13. Taxes on Earnings
The provision for income taxes on earnings consists of the following:

(Millions)	2026	2025	2024
Income taxes:
Currently payable:
Federal	$59	$202	$190
State	22	42	41
Non-U.S.	10	4	6
	91	248	237
Deferred:
Federal	42	(40)	(37)
State	(5)	(14)	(9)
Non-U.S.	(4)	—	(1)
	33	(54)	(47)
	$124	$194	$190

(Millions)	2026	2025	2024
Earnings before income taxes:
United States	$510	$784	$735
Non-U.S.	19	12	22
	$529	$796	$757

The following is a reconciliation of the effective income tax rate to the U.S. federal statutory income tax rate for 2026:

	2026
($ in Millions)	Amount	Percent
Federal statutory income tax rate	$111	21.0%
State income taxes (net of federal tax benefit)(1)	12	2.3
Foreign tax effects	4	0.7
Effect of changes in tax laws or rates enacted in current period	—	—
Effect of cross-border tax laws	(1)	(0.2)
Tax credits	(3)	(0.6)
Changes in valuation allowance	(2)	(0.4)
Nontaxable or nondeductible items	3	0.6
Changes in unrecognized tax benefits	—	—
Other	—	—
Effective income tax rate	$124	23.4%
__________________________________________
(1)During the year ended August 2, 2026, state taxes in California, Illinois, Texas and Minnesota made up the majority (greater than 50%) of the tax effect in this category.
The following table reconciles the U.S. federal statutory income tax rate with our effective income tax rate for 2025 and 2024:

	2025	2024
Federal statutory income tax rate	21.0%	21.0%
State income taxes (net of federal tax benefit)	2.8	3.2
Tax effect of international items	—	(0.1)
State income tax law changes	(0.4)	(0.1)
Divestitures	1.8	—
Nondeductible executive compensation(1)	0.4	1.5
Other	(1.2)	(0.4)
Effective income tax rate	24.4%	25.1%
__________________________________________
(1)The increase in 2024 is associated with the acquisition of Sovos Brands.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes certain provisions of the Tax Cuts and Jobs Act of 2017 permanent and makes changes to some U.S. corporate tax provisions, many of which have different effective dates. The provisions of the OBBBA did not have a material impact on our effective tax rate in 2026 or 2025. Certain provisions of the OBBBA impact the timing of cash tax payments, which resulted in a reduction of our taxes paid in 2026.

Deferred tax liabilities and assets are comprised of the following:

(Millions)	2026	2025
Depreciation	$367	$353
Amortization	1,174	1,197
Operating lease ROU assets	73	81
Pension	30	30
Other	17	12
Deferred tax liabilities	1,661	1,673
Benefits and compensation	88	98
Pension benefits	21	23
Tax loss carryforwards	4	5
Capital loss carryforwards	6	18
Operating lease liabilities	80	88
Capitalized research and development	3	44
Other	80	69
Gross deferred tax assets	282	345
Deferred tax asset valuation allowance	(11)	(23)
Deferred tax assets, net of valuation allowance	271	322
Net deferred tax liability	$1,390	$1,351
As of August 2, 2026, our U.S. and non-U.S. subsidiaries had tax loss carryforwards of approximately $103 million. Of these carryforwards, $9 million may be carried forward indefinitely, and $94 million expire between 2028 and 2044. As of August 2, 2026, our net deferred liability included $4 million of tax effected loss carryforwards, of which $2 million was offset by a deferred tax asset valuation allowance. Additionally, as of August 2, 2026, our U.S. and non-U.S. subsidiaries had capital loss carryforwards of approximately $46 million, all of which may be carried forward indefinitely. As of August 2, 2026, our net deferred liability included $6 million of tax effected capital loss carryforwards, all of which was offset by a deferred tax asset valuation allowance.
The net change in the deferred tax asset valuation allowance in 2026 was a decrease of $12 million. The decrease was primarily due to the expiration of capital loss carryforwards in 2026. The net change in the deferred tax asset valuation allowance in 2025 was a decrease of $6 million. The decrease was primarily due to the sale of our Pop Secret popcorn business. The net change in the deferred tax asset valuation allowance in 2024 was a decrease of $100 million. The decrease was primarily due to the expiration of capital loss carryforwards in 2024.
As of August 2, 2026, other deferred tax assets included $3 million of tax credit carryforwards with the majority expiring between 2029 and 2039. As of August 2, 2026, deferred tax asset valuation allowances had been established to offset $3 million of the tax credit carryforwards.
As of August 2, 2026, we had certain foreign earnings that are deemed to be permanently reinvested and for which we have not recognized a deferred tax liability. We estimate that the tax liability that might be incurred if permanently reinvested earnings were remitted to the U.S. would not be material. Foreign subsidiary earnings in 2021 and thereafter are not considered permanently reinvested and we have therefore recognized a deferred tax liability and expense.
A reconciliation of the activity related to unrecognized tax benefits follows:

(Millions)	2026	2025	2024
Balance at beginning of year	$18	$17	$15
Increases related to prior-year tax positions	2	1	2
Decreases related to prior-year tax positions	—	—	—
Increases related to current-year tax positions	2	1	2
Settlements	(7)	—	—
Lapse of statute	—	(1)	(2)
Balance at end of year	$15	$18	$17
The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was $13 million as of August 2, 2026, $15 million as of August 3, 2025, and $14 million as of July 28, 2024. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes.
Our accounting policy for interest and penalties attributable to income taxes is to reflect any expense or benefit as a component of our income tax provision. The total amount of interest and penalties recognized in the Consolidated Statements of Earnings was not material in 2026, 2025, and 2024. The total amount of interest and penalties recognized in the Consolidated Balance Sheets in Other liabilities was $7 million as of August 2, 2026 and August 3, 2025.
We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities, including the U.S. and Canada. With limited exceptions, we have been audited for income tax purposes in the U.S. through 2025 and in Canada through 2018. In addition, several state income tax examinations are in progress for the years 2017 to 2024.
Income taxes paid, net of refunds, were as follows:

(Millions)	2026
U.S. federal	$50
U.S. state and local
Illinois	7
California	5
Other	16
Total U.S. state and local	28
Foreign
Italy	11
Other	4
Total foreign	15
Total	$93
We paid income taxes, net of refunds, of $268 million and $252 million in 2025 and 2024, respectively.
14. Short-term Borrowings and Long-term Debt
Short-term borrowings consist of the following:

(Millions)	2026	2025
Commercial paper	$373	$332
Notes	500	400
Finance leases	30	32
Borrowings of La Regina(1)	77	—
Other(2)	(3)	(2)
Total short-term borrowings	$977	$762
______________________________________
(1)Includes notes, other short-term borrowings and finance leases. Creditors only have recourse to La Regina for the liabilities. See also Note 5.
(2)Includes unamortized net discount/premium on debt issuances and debt issuance costs.
The weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 4.29% as of August 2, 2026, and 4.69% as of August 3, 2025.
As of August 2, 2026, we issued $45 million of standby letters of credit.
On April 16, 2024, we terminated our existing revolving credit facility dated September 27, 2021 (as amended on April 4, 2023). On April 16, 2024, we entered into a Five-Year Credit Agreement for an unsecured, senior revolving credit facility (the 2024 Revolving Credit Facility Agreement) in an aggregate principal amount equal to $1.85 billion with a maturity date of April 16, 2029, or such later date as extended pursuant to the terms set forth in the 2024 Revolving Credit Facility Agreement. On August 5, 2025, we entered into an Extension Agreement to extend the maturity date of the 2024 Revolving Credit Facility Agreement by one year from April 16, 2029 to April 16, 2030. On September 16, 2026, we entered into an Extension Agreement to further extend the maturity date of the 2024 Revolving Credit Facility Agreement by one year from April 16, 2030 to April 16, 2031. The 2024 Revolving Credit Facility Agreement remained unused at August 2, 2026, except for $1 million of standby letters of credit that we issued under it. We may increase the 2024 Revolving Credit Facility

Agreement commitments up to an additional $500 million, subject to the satisfaction of certain conditions. Loans under the 2024 Revolving Credit Facility Agreement will bear interest at the rates specified in the 2024 Revolving Credit Facility Agreement, which vary based on the type of loan and certain other conditions. The 2024 Revolving Credit Facility Agreement facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense of not less than 3.25:1.00, and customary events of default for credit facilities of this type. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
We have $500 million aggregate principal amount of senior notes maturing in March 2027 that we expect to repay and/or refinance using available resources, which may include accessing the capital markets, using cash on hand, commercial paper and/or our revolving credit facility.
Long-term debt consists of the following:

(Millions)	2026	2025
5.30% Notes due March 20, 2026	$—	$400
5.20% Notes due March 19, 2027	500	500
4.15% Notes due March 15, 2028	1,000	1,000
5.20% Notes due March 21, 2029	600	600
2.375% Notes due April 24, 2030	500	500
4.55% Notes due March 21, 2031	550	—
5.40% Notes due March 21, 2034	1,000	1,000
4.75% Notes due March 23, 2035	800	800
3.80% Notes due August 2, 2042	163	163
4.80% Notes due March 15, 2048	700	700
3.125% Notes due April 24, 2050	500	500
5.25% Notes due October 13, 2054	350	350
Finance leases	48	38
Borrowings of La Regina(1)	28	—
Other(2)	(79)	(56)
Total	$6,660	$6,495
Less current portion	500	400
Total long-term debt	$6,160	$6,095
______________________________________
(1)Includes notes and finance leases. Creditors only have recourse to La Regina for the liabilities. See also Note 5.
(2)Includes unamortized net discount/premium on debt issuances and debt issuance costs, and cumulative fair value hedging adjustments related to fixed-to-floating interest rate swaps.
Principal amounts of long-term debt, including finance lease obligations, maturing over the next five years are as follows:

(Millions)
2027	$533
2028	$1,039
2029	$618
2030	$509
2031	$553
Thereafter	$3,520
On November 15, 2022, we entered into a delayed draw term loan credit agreement (the 2022 DDTL Credit Agreement) totaling up to $500 million scheduled to mature on November 15, 2025. We borrowed $500 million under the 2022 DDTL Credit Agreement in March 2023. The $500 million outstanding was repaid as described below.
On October 10, 2023, we entered into the 2024 DDTL Credit Agreement totaling up to $2 billion scheduled to mature on October 8, 2024. On March 12, 2024, we borrowed $2 billion under the 2024 DDTL Credit Agreement and used the proceeds in order to fund the acquisition of Sovos Brands, along with the fees and expenses incurred in connection therewith. The

$2 billion was repaid in full as described below.
In August 2023, we filed a registration statement (the 2023 Registration Statement) with the Securities and Exchange Commission (SEC) that registered an indeterminate amount of debt securities. In August 2026, we filed a registration statement (the 2026 Registration Statement) with the SEC that registered an indeterminate amount of debt securities, capital stock, preferred stock, warrants, purchase contracts and units. Under the 2026 Registration Statement, we may issue these securities from time to time, depending on market conditions.
On March 19, 2024, pursuant to the 2023 Registration Statement, we issued senior unsecured notes of $2.5 billion, consisting of:
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
On October 2, 2024, pursuant to the 2023 Registration Statement, we completed the issuance of senior unsecured notes of $1.15 billion, consisting of:
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
On December 15, 2025, pursuant to the 2023 Registration Statement, we completed the issuance of senior unsecured notes, consisting of $550 million aggregate principal amount of notes bearing interest at a fixed rate of 4.55% per annum, due March 21, 2031, with interest payable semi-annually on each of March 21 and September 21 commencing March 21, 2026. The notes contain customary covenants and events of default. If a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date. We used a portion of the net proceeds from the issuance of the notes to repay a portion of our outstanding commercial paper and used the remaining proceeds to repay existing indebtedness and for general corporate purposes. In March 2026, we used a portion of the net proceeds from the issuance of the notes along with cash on hand and the issuance of commercial paper to repay $400 million aggregate principal amount of senior notes that matured in March 2026.

In the second quarter of 2026, we entered into fixed-to-floating interest rate swaps with a notional amount of $600 million. The instruments effectively convert a portion of our $800 million 4.75% Notes due March 23, 2035 from fixed-rate to variable-rate debt with interest based on the Secured Overnight Financing Rate (SOFR) plus a margin. The cumulative fair value hedging adjustments included in long-term debt related to fixed-to-floating interest rate swaps was a gain of $26 million as of August 2, 2026. See Note 15 for additional information.
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit risk-related contingent features in our derivative instruments as of August 2, 2026, or August 3, 2025.
We are also exposed to credit risk from our customers. During 2026, our largest customer accounted for approximately 22% of our consolidated net sales. Our five largest customers accounted for approximately 48% of our consolidated net sales in 2026.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk, primarily the Canadian dollar related to intercompany transactions and the Euro related to transactions with La Regina. We acquired our 49% ownership interests in La Regina on May 4, 2026. We utilize foreign exchange forward and option contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $179 million as of August 2, 2026, and $183 million as of August 3, 2025. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income (loss). The notional amount of foreign exchange forward and option contracts that are not designated as accounting hedges was $146 million as of August 2, 2026, and $413 million as of August 3, 2025.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt. From time to time, we may use interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. We manage our exposure to interest volatility on future debt issuances by entering into forward starting interest rate swaps or treasury lock contracts to hedge the rate on the interest payments related to the anticipated debt issuance. The forward starting interest rate swaps or treasury lock contracts are either designated as cash-flow hedging instruments or are undesignated. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), and reclassified into Interest expense over the life of the debt issued. The change in fair value on undesignated instruments is recorded in Interest expense. In conjunction with the issuance of senior unsecured notes on October 2, 2024, due on March 23, 2035, we settled forward starting interest rate swaps with a notional amount of $700 million at a gain of less than $1 million. We settled forward starting interest rate swaps with a notional amount of $1.1 billion in March 2024 at a loss of $11 million. The gains and losses on these instruments were recorded in other comprehensive income (loss) and will be recognized in Interest expense over the respective lives of the debt. There were no forward starting interest rate swaps or treasury lock contracts outstanding as of August 2, 2026 and August 3, 2025.

In the second quarter of 2026, we entered into fixed-to-floating interest rate swaps to hedge changes in the fair value of a portion of our previously issued senior unsecured notes attributable to the change in the benchmark interest rate. The instruments effectively convert a portion of our $800 million 4.75% Notes due March 23, 2035 from fixed-rate to variable-rate debt with interest based on SOFR plus a margin. The fixed-to-floating interest rate swaps are designated as fair-value hedges. Changes in the fair value of these instruments are recorded in Interest expense along with the offsetting changes in the fair value of the related hedged portion of long-term debt. The notional amount of fixed-to-floating interest rate swaps was $600 million as of August 2, 2026. There were no fixed-to-floating interest rate swaps outstanding as of August 3, 2025.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, natural gas, aluminum, cocoa, diesel fuel, corn, soybean oil, and soybean meal. Commodity futures, options and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts designated as cash-flow hedges as of August 2, 2026 or August 3, 2025. The notional amount of commodity contracts not designated as accounting hedges was $152 million as of August 2, 2026, and $184 million as of August 3, 2025. The change in fair value on undesignated instruments is recorded in Cost of products sold.
We have a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional amount was approximately $37 million as of August 2, 2026, and $49 million as of August 3, 2025. The change in fair value on the embedded derivative is recorded in Cost of products sold.
Deferred Compensation Obligation Price Risk
We enter into swap contracts which hedge a portion of exposures relating to the total return of certain deferred compensation obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts as of August 2, 2026, and August 3, 2025, were $83 million and $76 million, respectively.
The following tables summarize the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of August 2, 2026, and August 3, 2025:

(Millions)	Balance Sheet Classification	2026	2025
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	$5	$—
Total derivatives designated as hedges		$5	$—
Derivatives not designated as hedges:
Commodity contracts	Other current assets	$12	$12
Deferred compensation contracts	Other current assets	1	1
Foreign exchange contracts	Other current assets	1	2
Commodity contracts	Other assets	1	—
Total derivatives not designated as hedges		$15	$15
Total asset derivatives		$20	$15

(Millions)	Balance Sheet Classification	2026	2025
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange contracts	Accrued liabilities	$—	$3
Fixed-to-floating interest rate swaps	Other liabilities	26	—
Total derivatives designated as hedges		$26	$3
Derivatives not designated as hedges:
Commodity contracts	Accrued liabilities	$5	$11
Commodity contracts	Other liabilities	2	—
Total derivatives not designated as hedges		$7	$11
Total liability derivatives		$33	$14
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of August 2, 2026, and August 3, 2025, would be adjusted as detailed in the following table:

	2026			2025
(Millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$20	$(6)	$14	$15	$(5)	$10
Total liability derivatives	$33	$(6)	$27	$14	$(5)	$9
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. Cash margin liability balances of less than $1 million at August 2, 2026 and August 3, 2025 were included in Accrued liabilities in the Consolidated Balance Sheets.
The following table shows the effect of our derivative instruments designated as cash-flow hedges in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-flow Hedge OCI Activity
(Millions)		2026	2025	2024
OCI derivative gain (loss) at beginning of year		$(14)	$(11)	$(5)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange contracts		5	(3)	6
Forward starting interest rate swaps		—	—	(11)
Amount of loss (gain) reclassified from OCI to earnings:	Location in Earnings
Foreign exchange contracts	Cost of products sold	3	(3)	(3)
Forward starting interest rate swaps	Interest expense	2	3	2
OCI derivative gain (loss) at end of year		$(4)	$(14)	$(11)
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

The following table shows the total amounts of line items presented in the Consolidated Statements of Earnings in which the effects of derivative instruments designated as cash-flow and fair-value hedges are recorded and the total effect of hedge activity on these line items:

	2026		2025		2024
(Millions)	Cost of products sold	Interest expense	Cost of products sold	Interest expense	Cost of products sold	Interest expense
Consolidated Statements of Earnings	$7,002	$331	$7,134	$345	$6,665	$249

Loss (gain) on cash-flow hedges:
Amount of loss (gain) reclassified from OCI to earnings	$3	$2	$(3)	$3	$(3)	$2
Loss (gain) on fair-value hedges:
Amount of loss (gain) recognized on hedged item in earnings	$—	$(26)	$—	$—	$—	$—
Amount of loss (gain) on derivative recognized in earnings	$—	$26	$—	$—	$—	$—
The amount excluded from effectiveness testing recognized in each line item of earnings using an amortization approach was not material in all periods presented.
The following table shows the location of the amounts recorded in the Consolidated Balance Sheets related to the cumulative fair value basis adjustments for fair-value hedges:

	Carrying Amount of Hedged Liabilities		Cumulative Amount of Fair-value Hedging Loss (Gain) Included in the Carrying Amount
(Millions)	2026	2025	2026	2025
Balance Sheet Classification:
Long-term debt	$567	$—	$(26)	$—
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

(Millions)	Location of Loss (Gain) Recognized in Earnings	2026	2025	2024
Foreign exchange contracts	Cost of products sold	$4	$(3)	$(1)
Commodity contracts	Cost of products sold	(18)	(10)	14
Deferred compensation contracts	Administrative expenses	(13)	(9)	(8)
Total		$(27)	$(22)	$5
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

	Fair Value as of August 2, 2026	Fair Value Measurements at August 2, 2026 Using Fair Value Hierarchy			Fair Value as of August 3, 2025	Fair Value Measurements at August 3, 2025 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange contracts(1)	$6	$—	$6	$—	$2	$—	$2	$—
Commodity derivative contracts(2)	13	—	10	3	12	1	8	3
Deferred compensation derivative contracts(3)	1	—	1	—	1	—	1	—
Deferred compensation investments(4)	1	1	—	—	1	1	—	—
Total assets at fair value	$21	$1	$17	$3	$16	$2	$11	$3

	Fair Value as of August 2, 2026	Fair Value Measurements at August 2, 2026 Using Fair Value Hierarchy			Fair Value as of August 3, 2025	Fair Value Measurements at August 3, 2025 Using Fair Value Hierarchy
(Millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange contracts(1)	$—	$—	$—	$—	$3	$—	$3	$—
Commodity derivative contracts(2)	7	—	5	2	11	—	7	4
Deferred compensation obligation(4)	103	103	—	—	102	102	—	—
Fixed-to-floating interest rate swaps(5)	26	—	26	—	—	—	—	—
Acquisition-related contingent consideration(6)	20	—	—	20	—	—	—	—
Total liabilities at fair value	$156	$103	$31	$22	$116	$102	$10	$4
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
(5)Based on observable SOFR swap rates.
(6)Determined using a probability-weighted discounted cash flow analysis, based on the estimated timing of cash flows, probability of the amount of contingent consideration and using an appropriate discount rate. See Note 3 for additional information on the acquisition of La Regina.

The following table summarizes the changes in fair value of Level 3 assets and liabilities related to commodity derivative contracts:

(Millions)	2026	2025
Fair value at beginning of year	$(1)	$5
Gains (losses)	(4)	(3)
Settlements	6	(3)
Fair value at end of year	$1	$(1)
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a nonrecurring basis.
In the fourth quarter of 2026, we recognized an impairment charge of $23 million on plant assets associated with the cost savings initiatives to optimize our supply chain and manufacturing network described in Note 9. The carrying value was reduced to estimated fair value based on expected proceeds. The carrying value was not material.
In the second and third quarters of 2025, we performed interim impairment assessments on certain trademarks in our Snacks segment. In the fourth quarter of 2026, as part of our annual impairment assessment, we recognized impairment charges on the Kettle Brand and Cape Cod trademarks in our Snacks segment. See also Note 7 for additional information on the impairment charges.
Fair value was determined based on unobservable Level 3 inputs. The fair value of trademarks was determined based on discounted cash flow analysis that involves significant management assumptions such as expected revenue growth rates, assumed royalty rates and weighted-average costs of capital.
The following table presents fair value measurements of the trademarks:

	May 2026		March 2025		December 2024
(Millions)	Impairment Charge	Fair Value	Impairment Charge	Fair Value	Impairment Charge	Fair Value
Kettle Brand	$60	$258
Cape Cod	$57	$130
Snyder's of Hanover			$150	$470
Late July					$11	$47
Allied brands					$15	$28
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. There were $10 million of cash equivalents with fair value based on Level 2 inputs at August 2, 2026. There were no cash equivalents with fair value based on Level 2 inputs at August 3, 2025.
The fair value of short- and long-term debt was $6.566 billion at August 2, 2026, and $6.545 billion at August 3, 2025. The carrying value was $7.137 billion at August 2, 2026, and $6.857 billion at August 3, 2025. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
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
In September 2024, the Board authorized a new anti-dilutive share repurchase program of up to $250 million (September 2024 program) to offset the impact of dilution from shares issued under our stock compensation programs. The September 2024 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the September 2024 program may be made in open-market or privately negotiated transactions. The September 2024 program replaced an anti-

dilutive share repurchase program of up to $250 million that was approved by the Board in June 2021 and has been terminated.
In 2026, 2025, and 2024 we repurchased 805 thousand shares at a cost of $26 million, 1.303 million shares at a cost of $62 million and 1.56 million shares at a cost of $67 million, respectively, pursuant to our anti-dilutive share repurchase program. As of August 2, 2026, approximately $172 million remained available under the September 2024 program and approximately $301 million remained under the September 2021 program. We have not repurchased shares under either program since January 2026.
18. Stock-based Compensation
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
Awards under Long-Term Incentive Plans may be granted to employees and directors. Pursuant to the Long-Term Incentive Plan, we adopted a long-term incentive compensation program which provides for grants of total shareholder return (TSR) performance restricted stock/units, EPS performance restricted stock/units, performance restricted stock units subject to a relative TSR modifier, time-lapse restricted stock/units, strategic performance restricted stock/units, special performance restricted stock/units, free cash flow (FCF) performance restricted stock/units and unrestricted stock. Under the program, awards of TSR performance restricted stock/units will be earned by comparing our total shareholder return during a three-year period to the respective total shareholder returns of companies in a performance peer group. Based upon our ranking in the performance peer group after the relevant three-year performance period, a recipient of TSR performance restricted stock/units may earn a total award ranging from 0% to 200% of the initial grant. Awards of EPS performance restricted stock/units granted beginning in 2022 will be earned upon the achievement of our adjusted EPS compound annual growth rate goal (EPS CAGR performance restricted stock/units), measured over a three-year period. A recipient of EPS CAGR performance restricted stock/units may earn a total award ranging from 0% to 200% of the initial grant. Awards of EPS performance restricted stock/units granted prior to 2022 were earned based upon our achievement of annual earnings per share goals and vested over the relevant three-year period. During the three-year vesting period, a recipient of EPS performance restricted stock/units earned a total award of either 0% or 100% of the initial grant. Awards of performance restricted stock units subject to a relative TSR modifier will be earned upon the achievement of our annual EPS and organic net sales growth rate goals during a three-year period subject to a relative TSR modifier. The number of units earned based upon the achievement of each growth rate goal may be further increased or reduced based upon our TSR ranking during a three-year period compared to the respective TSR of companies in a performance peer group. A recipient of performance restricted stock units subject to a relative TSR modifier may earn a total award ranging from 0% to 250% of the initial grant. Awards of the strategic performance restricted stock units were earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a three-year period. A recipient of strategic performance restricted stock units earned a total award ranging from 0% to 200% of the initial grant. Awards of FCF performance restricted stock units were earned based upon the achievement of free cash flow (defined as Net cash provided by operating activities less capital expenditures and certain investing and financing activities) compared to annual operating plan objectives over a three-year period. An annual objective was established each fiscal year for three consecutive years. Performance against these objectives was averaged at the end of the three-year period to determine the number of underlying units that vested at the end of the three years. A recipient of FCF performance restricted stock units earned a total award ranging from 0% to 200% of the initial grant. Awards of time-lapse restricted stock/units will vest ratably over the three-year period. In addition, we may issue special grants of restricted stock/units to attract and retain executives which vest over various periods. Awards are generally granted annually in October.
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
In 2026, we issued time-lapse restricted stock units, unrestricted stock, and performance restricted stock units subject to a relative TSR modifier. We last issued TSR performance restricted stock units and EPS CAGR performance restricted stock units in 2025, FCF performance restricted stock units in 2019, EPS performance restricted stock units in 2018, strategic performance restricted stock units in 2014 and special performance restricted units in 2015.
In connection with the Sovos Brands acquisition, in the third quarter of 2024, we issued 1.721 million time-lapse restricted stock units (Replacement units) in exchange for certain Sovos Brands restricted stock units and performance restricted stock units. The Replacement units were subject to the same terms and conditions of the original Sovos Brands restricted stock units and performance restricted stock units. Certain Replacement units were subject to accelerated vesting. The Replacement units have a total fair value of $74 million based on the quoted price of our stock on the acquisition date. The portion of Replacement units attributed to pre-combination service was $42 million, which was accounted for as part of consideration transferred and was recorded in Additional Paid-in Capital in our Consolidated Statements of Equity in the third quarter of 2024. See Note 3 for additional information. The portion of the Replacement units attributable to post-combination service were recognized as stock-based compensation expense over the remaining vesting period.
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statements of Earnings were as follows:

(Millions)	2026	2025	2024
Total pre-tax stock-based compensation expense(1)	$56	$57	$99
Tax-related benefits	$7	$15	$13
______________________________________
(1)Includes $26 million of expense related to accelerated vesting of certain Replacement units in 2024.
The following table summarizes stock option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(Millions)
Outstanding at August 3, 2025	779	$45.33
Granted	—	$—
Exercised	—	$—
Terminated	(71)	$50.21
Outstanding at August 2, 2026	708	$44.84	1.3	$—
Exercisable at August 2, 2026	708	$44.84	1.3	$—
The total intrinsic value of options exercised during 2024 was $1 million. We measured the fair value of stock options using the Black-Scholes option pricing model.
We expensed stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expensed on an accelerated basis. As of January 2022, compensation related to stock options was fully expensed.

The following table summarizes time-lapse restricted stock units and EPS CAGR performance restricted stock units activity:

	Units	Weighted- Average Grant-Date Fair Value
	(In thousands)
Nonvested at August 3, 2025	2,935	$44.98
Granted	2,024	$31.06
Vested	(1,217)	$44.98
Forfeited	(489)	$40.59
Nonvested at August 2, 2026	3,253	$36.98
We determine the fair value of time-lapse restricted stock units and EPS CAGR performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units and EPS CAGR performance restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants and certain Replacement units, which we expense on an accelerated basis. There were 514 thousand EPS CAGR performance target grants outstanding at August 2, 2026, with a weighted-average grant-date fair value of $44.28. The actual number of EPS CAGR performance restricted stock units that vest will depend on actual performance achieved. We estimate expense based on the number of awards expected to vest. In connection with the Sovos Brands acquisition, in 2024, our adjusted EPS compound annual growth rate goals for the EPS CAGR performance restricted stock units granted in 2024 and 2023 were revised to equitably adjust for the impact of completed acquisitions and divestitures that were not contemplated at the time of approval of the original targets. In connection with the divestiture of our Pop Secret popcorn business, in the first quarter of 2025, our adjusted EPS compound annual growth rate goals for the EPS performance restricted stock units granted in 2024 and 2023 were similarly revised. In connection with the divestiture of our noosa yoghurt business in the third quarter of 2025, our adjusted EPS compound annual growth rate goals for the EPS performance restricted stock units granted in 2025, 2024, and 2023 were again similarly revised.
As of August 2, 2026, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS CAGR performance restricted units was $42 million, which will be amortized over the weighted-average remaining service period of 1.8 years. In the first quarter of 2026, recipients of the EPS CAGR performance restricted stock units earned 48% of the initial grants based upon performance achieved during a three-year period ended August 3, 2025. In the first quarter of 2025, recipients of EPS CAGR performance restricted stock units earned 100% of the initial grants based upon performance achieved during a three-year period ended July 28, 2024. The fair value of restricted stock units and EPS CAGR performance restricted stock units vested during 2026, 2025 and 2024 was $36 million, $69 million and $97 million, respectively. The weighted-average grant-date fair value of the restricted stock units and EPS CAGR performance restricted stock units granted during 2025 and 2024 was $47.37 and $41.57, respectively. In the first quarter of 2027, recipients of EPS CAGR performance restricted stock units will receive a 0% payout based upon performance achieved during a three-year period ended August 2, 2026.
The following table summarizes performance restricted stock units subject to a TSR modifier and TSR performance restricted stock units activity:

	Units	Weighted- Average Grant-Date Fair Value
	(In thousands)
Nonvested at August 3, 2025	809	$47.20
Granted	1,132	$33.84
Vested	(117)	$53.74
Forfeited	(293)	$44.36
Nonvested at August 2, 2026	1,531	$37.37
We estimated the fair value of performance restricted stock units subject to a TSR modifier and TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Weighted-average assumptions used in the Monte Carlo simulation were as follows:

	2026	2025	2024
Risk-free interest rate	3.67%	3.56%	4.84%
Expected dividend yield	4.80%	3.06%	3.54%
Expected volatility	23.76%	22.43%	22.16%
Expected term	3 years	3 years	3 years
We expense performance restricted stock units subject to a TSR modifier and TSR performance restricted stock units on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of August 2, 2026, total remaining unearned compensation related to performance restricted stock units subject to a TSR modifier and TSR performance restricted stock units was $8 million, which will be amortized over the weighted-average remaining service period of 1.7 years. In the first quarter of 2026, recipients of TSR performance restricted stock units earned 50% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended August 1, 2025. In the first quarter of 2025, recipients of TSR performance restricted stock units earned 175% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 26, 2024. As a result, approximately 199 thousand additional shares were awarded. In the first quarter of 2024, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 28, 2023. The fair value of TSR performance restricted stock units vested during 2026, 2025, and 2024 was $4 million, $23 million and $12 million, respectively. The weighted-average grant-date fair value of the TSR performance restricted stock units granted during 2025 and 2024 was $45.23 and $44.18, respectively. In the first quarter of 2027, recipients of TSR performance restricted stock units will receive a 0% payout based upon our TSR ranking in a performance peer group during a three-year period ended July 31, 2026.
The tax benefits on the exercise of stock options in 2024 was not material. Cash received from the exercise of stock options was $2 million for 2024, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of August 2, 2026. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.

Other Contingencies
We guarantee approximately 4,600 bank loans made to independent contractor distributors by third-party financial institutions for the purchase of distribution routes. The maximum potential amount of the future payments under existing guarantees we could be required to make is $598 million as of August 2, 2026. Our guarantees are indirectly secured by the distribution routes. We do not expect that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of August 2, 2026, and August 3, 2025, were not material.
We have provided certain indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at August 2, 2026, and August 3, 2025.
20. Supplier Finance Program Obligations
To manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, including the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions regarding these transactions. We have not pledged assets as security or provided any guarantees in connection with these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. The rollforwards of our outstanding obligations confirmed as valid under our supplier finance program, which are included in Accounts payable on the Consolidated Balance Sheets, for the years ended August 2, 2026 and August 3, 2025 are as follows:

(Millions)	2026	2025
Confirmed obligations outstanding at beginning of the year	$240	$243
Invoices confirmed during the year	991	1,052
Confirmed invoices paid during the year	(989)	(1,056)
Foreign currency translation adjustment	(1)	1
Confirmed obligations outstanding at end of the year	$241	$240

21. Supplemental Financial Statement Data
Balance Sheets

(Millions)	2026	2025
Accounts receivable
Customer accounts receivable	$535	$558
Allowances	(18)	(17)
Subtotal	$517	$541
Other	61	42
	$578	$583

(Millions)	2026	2025
Inventories
Raw materials, containers and supplies	$501	$407
Finished products	1,111	1,017
	$1,612	$1,424

(Millions)	2026	2025
Plant assets
Land	$85	$74
Buildings	1,955	1,779
Machinery and equipment	4,723	4,473
Projects in progress	214	344
Total cost	$6,977	$6,670
Accumulated depreciation(1)	(4,109)	(3,903)
	$2,868	$2,767
__________________________________________
(1)Depreciation expense was $372 million in 2026, $366 million in 2025 and $338 million in 2024. Buildings are depreciated over periods ranging from 7 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 2 to 20 years.

(Millions)	2026	2025
Other assets
Investments	$7	$5
Operating lease ROU assets, net of amortization	285	326
Pension	125	128
Other	124	91
	$541	$550

(Millions)	2026	2025
Accrued liabilities
Accrued compensation and benefits	$191	$189
Accrued trade and consumer promotion programs	159	159
Accrued interest	110	109
Restructuring	45	19
Operating lease liabilities	106	96
Deferred consideration	135	—
Fair value of derivatives	5	14
Other	109	102
	$860	$688

(Millions)	2026	2025
Other liabilities
Pension benefits	$83	$88
Postretirement benefits	100	111
Operating lease liabilities	207	259
Deferred compensation	87	88
Unrecognized tax benefits	12	14
Restructuring	4	14
Contingent consideration	20	—
Other	90	64
	$603	$638

Statements of Earnings

(Millions)	2026	2025	2024
Other expenses / (income)
Amortization of intangible assets(1)	$41	$68	$73
Net periodic benefit expense (income) other than the service cost(2)	(4)	11	26
Impairment of intangible assets(3)	117	176	129
Loss on sales of businesses(4)	—	25	—
Costs associated with acquisitions(5)	23	—	35
Transition services fees	—	(4)	(2)
Other	(6)	(3)	—
	$171	$273	$261

Advertising and consumer promotion expense(6)	$387	$400	$350

Interest expense
Interest expense	$336	$353	$259
Less: Interest capitalized	5	8	10
	$331	$345	$249
__________________________________________
(1)Includes accelerated amortization expense related to customer relationship intangible assets of $20 million and $27 million in 2025 and 2024, respectively.
(2)Includes special termination pension benefits in 2026. See Note 11 for additional information.
(3)See Note 7 for additional information.
(4)See Note 4 for additional information.
(5)Related to the acquisitions of La Regina in 2026 and Sovos Brands in 2024. See Note 3 for additional information.
(6)Included in Marketing and selling expenses.

Statements of Cash Flows

(Millions)	2026	2025	2024
Cash Flows from Operating Activities
Other non-cash charges to net earnings
Operating lease ROU asset expense	$102	$98	$90
Amortization of debt issuance costs/debt discount	9	10	8
Benefit related expense	4	4	12
Other	27	7	28
	$142	$119	$138

Other
Benefit related payments	$(40)	$(36)	$(40)
Other	(4)	(5)	(37)
	$(44)	$(41)	$(77)

Other Cash Flow Information
Interest paid	$320	$330	$194
Interest received	$8	$17	$6

Non-cash Investing Activities
Accrued and unpaid capital expenditures	$104	$149	$109

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
Management has excluded La Regina di San Marzano di Antonio Romano S.p.A. and La Regina Atlantica, LLC from its assessment of internal control over financial reporting as of August 2, 2026 because they were acquired by the Company in purchase business combinations during the year ended August 2, 2026. La Regina di San Marzano di Antonio Romano S.p.A. and La Regina Atlantica, LLC are 49% owned consolidated variable interest entities whose total assets and total net sales excluded from management's assessment of internal control over financial reporting collectively represent approximately 3% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 2, 2026. This exclusion is in accordance with the guidelines established by the Securities and Exchange Commission.
Except as noted above, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 2, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of August 2, 2026.
The effectiveness of the Company’s internal control over financial reporting as of August 2, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on the next page.

/s/ Mick J. Beekhuizen
Mick J. Beekhuizen
President and Chief Executive Officer

/s/ Todd E. Cunfer
Todd E. Cunfer
Executive Vice President and Chief Financial Officer

/s/ Kelly L. Palumbo
Kelly L. Palumbo
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

September 24, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Campbell's Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Campbell's Company and its subsidiaries (the "Company") as of August 2, 2026 and August 3, 2025, and the related consolidated statements of earnings, of comprehensive income, of equity and of cash flows, for each of the three years in the period ended August 2, 2026, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended August 2, 2026 appearing on page 100 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of August 2, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 2, 2026 and August 3, 2025, and the results of its operations and its cash flows for each of the three years in the period ended August 2, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 2, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded La Regina di San Marzano di Antonio Romano S.p.A. and La Regina Atlantica, LLC from its assessment of internal control over financial reporting as of August 2, 2026 because they were acquired by the Company in purchase business combinations during the year ended August 2, 2026. We have also excluded La Regina di San Marzano di Antonio Romano S.p.A. and La Regina Atlantica, LLC from our audit of internal control over financial reporting. La Regina di San Marzano di Antonio Romano S.p.A. and La Regina Atlantica, LLC are 49% owned consolidated variable interest entities whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 3% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 2, 2026.
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
Indefinite-Lived Intangible Assets Impairment Tests for Certain Trademarks
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s indefinite-lived trademarks were $3.561 billion as of August 2, 2026. Of the carrying value of all indefinite-lived trademarks, $1.470 billion related to the Rao’s trademark, $470 million related to the Snyder's of Hanover trademark, $350 million related to the Lance trademark, $280 million related to the Pacific Foods trademark, $258 million related to the Kettle Brand trademark, and $130 million related to the Cape Cod trademark. Management conducts a test at least annually in the fourth quarter for impairment, or more often if events or changes in circumstances indicate that the carrying amount of the asset may be impaired. Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to the carrying value. Fair value is determined using a relief from royalty valuation method based on discounted cash flow analyses that include significant assumptions such as revenue growth rates, weighted average costs of capital and assumed royalty rates. If the carrying value exceeds fair value, an impairment charge will be recorded to reduce the asset to fair value. In the fourth quarter of 2026, based on recent performance of the Kettle Brand and Cape Cod trademarks, management lowered its near-term and long-term outlook for future sales and operating performance and recognized impairment charges of $60 million and $57 million, respectively.
The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible assets impairment tests for certain trademarks is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain trademarks; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rate for the Snyder's of Hanover trademark, weighted average costs of capital for the Rao’s, Kettle Brand, and Snyder’s of Hanover trademarks and the assumed royalty rates for the Rao’s, Snyder's of Hanover, Lance, Kettle Brand, Pacific Foods, and Cape Cod trademarks; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible assets impairment tests for certain trademarks. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of certain trademarks; (ii) evaluating the appropriateness of the relief from royalty valuation method; (iii) testing the completeness and accuracy of underlying data used in the relief from royalty valuation method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rate for the Snyder's of Hanover trademark, weighted average costs of capital for the Rao’s, Kettle Brand, and Snyder’s of Hanover trademarks and the assumed royalty rates for the Rao’s, Snyder's of Hanover, Lance, Kettle Brand, Pacific Foods, and Cape Cod trademarks. Evaluating management’s assumptions related to the revenue growth rates and the assumed royalty rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the certain trademarks; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the relief from royalty valuation method and the reasonableness of the weighted average costs of capital and assumed royalty rate assumptions.

/s/	PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
September 24, 2026

We have served as the Company’s auditor since 1954.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 2, 2026 (the Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
The annual report of management on our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on page 90. The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on pages 91-92.
There were no changes in our internal control over financial reporting that materially affected, or were likely to materially affect, such internal control over financial reporting during the quarter ended August 2, 2026.
Management has excluded La Regina di San Marzano di Antonio Romano S.p.A. and La Regina Atlantica, LLC from its assessment of internal control over financial reporting as of August 2, 2026 because they were acquired by the Company in purchase business combinations during the year ended August 2, 2026. La Regina di San Marzano di Antonio Romano S.p.A. and La Regina Atlantica, LLC are 49% owned consolidated variable interest entities whose total assets and total net sales excluded from management's assessment of internal control over financial reporting collectively represent approximately 3% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 2, 2026. This exclusion is in accordance with the guidelines established by the Securities and Exchange Commission.
Item 9B. Other Information
During the quarter ended August 2, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" in accordance with Item 408 of Regulation S-K of the Securities Act.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled "Item 1 — Election of Directors," "Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers" and "Voting Securities and Principal Shareholders — Delinquent Section 16(a) Reports" in our Proxy Statement for the 2026 Annual Meeting of Shareholders (the 2026 Proxy) are incorporated herein by reference. The information presented in the section entitled "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure" in the 2026 Proxy relating to the members of our Audit Committee and the Audit Committee’s financial experts is incorporated herein by reference. The information presented in the section entitled "Compensation Discussion and Analysis — How Do We Manage Risks Related to Our Compensation Program? — Trading Campbell's Securities" in the 2026 Proxy relating to the company's Insider Trading Policy is incorporated herein by reference.
Certain of the information required by this Item relating to our executive officers is set forth under the heading "Information about our Executive Officers" in this Report.
We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Controller and members of the Chief Financial Officer’s financial leadership team. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on the Investor portion of our website, www.thecampbellscompany.com (under the "About Us—Investors—Governance—Documents & Charters" caption). We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on our website.
We have also adopted a separate Code of Business Conduct and Ethics applicable to the Board of Directors, our officers and all of our employees. The Code of Business Conduct and Ethics is posted on the Investor portion of our website, www.thecampbellscompany.com (under the "About Us—Investors—Governance—Documents & Charters" caption). Our Corporate Governance Standards and the charters of our four standing committees of the Board of Directors can also be found at this website. Printed copies of the foregoing are available to any shareholder requesting a copy by:
•writing to Investor Relations, The Campbell's Company, 1 Campbell Place, Camden, NJ 08103-1799;

•calling 856-342-6081; or
•e-mailing our Investor Relations Department at IR@campbells.com.
Item 11. Executive Compensation
The information presented in the sections entitled "Compensation Discussion and Analysis," "Executive Compensation Tables," "Corporate Governance Policies and Practices — Compensation of Directors," "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure — Compensation and Organization Committee Interlocks and Insider Participation" and "Compensation Discussion and Analysis — Compensation and Organization Committee Report" in the 2026 Proxy is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information presented in the sections entitled "Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers," "Voting Securities and Principal Shareholders — Principal Shareholders" and "Item 4 — Amendment and Restatement of the Company's 2022 Long-Term Incentive Plan" in the 2026 Proxy is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information presented in the sections entitled "Corporate Governance Policies and Practices — Transactions with Related Persons," "Item 1 — Election of Directors," "Corporate Governance Policies and Practices — Director Independence" and "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure" in the 2026 Proxy is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information presented in the sections entitled "Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Firm Fees and Services" and "Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Committee Pre-Approval Policy" in the 2026 Proxy is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
1.  Financial Statements
Consolidated Statements of Earnings for 2026, 2025 and 2024
Consolidated Statements of Comprehensive Income for 2026, 2025 and 2024
Consolidated Balance Sheets as of August 2, 2026 and August 3, 2025
Consolidated Statements of Cash Flows for 2026, 2025 and 2024
Consolidated Statements of Equity for 2026, 2025 and 2024
Notes to Consolidated Financial Statements
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
2.  Financial Statement Schedule
II - Valuation and Qualifying Accounts for 2026, 2025 and 2024
3.  Exhibits
Reference is made to Item 15(b) below.
(b) Exhibits. The Exhibit Index, which immediately precedes the signature page, is incorporated by reference into this Report.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.
Item 16. Form 10-K Summary
None.

INDEX TO EXHIBITS

2(a)
Agreement and Plan of Merger, dated August 7, 2023, by and among Sovos Brands, Inc., Campbell Soup Company and Premium Products Merger Sub, Inc., is incorporated by reference to Exhibit 2.1 to Campbell’s Form 8-K (SEC file number 1-3822) filed with the SEC on August 7, 2023.

2(b)*
Sale and Purchase Agreement, dated as of December 8, 2025, by and among Campbell Investment Company, Antonio Romano, Felice Romano, Luigi Romano, Natalina Romano, Evolve S.r.l. and F.A.L. Holdings LLC, incorporated by reference to Exhibit 2.1 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed on December 9, 2025.

2(c)*
Equity Purchase Agreement, dated as of December 8, 2025, by and between Campbell Soup Supply Company LLC and Felix Global Holdings, Corporation, incorporated by reference to Exhibit 2.2 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed on December 9, 2025.

2(d)*
Closing Memorandum and Amendment Agreement, dated as of May 4, 2026, by and among Felice Romano, Antonio Romano, Luigi Romano, Natalina Romano, Evolve S.r.l., F.A.L. Holdings LLC, Felix Global Holdings, Corporation, Campbell Investment Company and Campbell Soup Supply Company L.L.C., incorporated by reference to Exhibit 2.1 to Campbell’s Quarterly Report on Form 10-Q (SEC File number 1-3822) for the fiscal quarter ended May 3, 2026.

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

4(d)
Form of Subordinated Indenture between the registrant and U.S. Bank Trust Company, National Association, as trustee, is incorporated by reference to Exhibit 4.2 to Campbell's Registration Statement on Form S-3 (SEC File No. 333-298306) filed with the SEC on August 13, 2026.

4(e)
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

4(f)	Form of 3.800% Notes due 2042 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on August 2, 2012.

4(g)	Form of 4.150% Note due 2028 is incorporated by reference to Exhibit 4.2.6 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(h)	Form of 4.800% Note due 2048 is incorporated by reference to Exhibit 4.2.7 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(i)	Form of 2.375% Note due 2030 incorporated by reference to Exhibit 4.2.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 24, 2020.

4(j)	Form of 3.125% Note due 2050 incorporated by reference to Exhibit 4.2.2 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 24, 2020.

4(k)	Description of securities.

4(l)	Form of 2026 Note, incorporated by reference to Exhibit 4.3.1 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on March 21, 2024.

4(m)	Form of 2027 Note, incorporated by reference to Exhibit 4.3.2 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on March 21, 2024.

4(n)	Form of 2029 Note, incorporated by reference to Exhibit 4.3.3 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on March 21, 2024.

4(o)	Form of 2034 Note, incorporated by reference to Exhibit 4.3.4 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on March 21, 2024.

4(p)	Form of 2035 Note, incorporated by reference to Exhibit 4.3.1 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed on October 2, 2024.

4(q)	Form of 2054 Note, incorporated by reference to Exhibit 4.3.2 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed on October 2, 2024.

4(r)	Form of 2031 Note, incorporated by reference to Exhibit 4.3 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed on December 15, 2025.

10(a)+	Campbell Soup Company 2015 Long-Term Incentive Plan is incorporated by reference to Campbell’s 2015 Proxy Statement (SEC file number 1-3822) filed with the SEC on October 9, 2015.

10(b)+	Campbell Soup Company 2022 Long-Term Incentive Plan, is incorporated by reference to Appendix B to Campbell’s 2022 Proxy Statement (SEC file number 1-3822) filed with the SEC on October 18, 2022.

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

10(h)+
Form of 2022 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (Earnings Per Share) is incorporated by reference to Exhibit 10(x) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2023.

10(i)+
Form of 2022 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (Total Shareholder Return) is incorporated by reference to Exhibit 10(y) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2023.

10(j)+	2025 Non-Employee Director Fees are incorporated by reference to Exhibit 10.4 to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 27, 2024.

10(k)+	Campbell Soup Company Executive Severance Pay Plan is incorporated by reference to Exhibit 10 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 2, 2019.

10(l)+
First Amendment to the Campbell Soup Company Executive Severance Pay Plan, effective September 1, 2023 is incorporated by reference to Exhibit 10(hh) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2023.

10(m)
Voting Agreement, dated August 7, 2023, by and among certain funds associated with Advent International Corporation and Campbell Soup Company, is incorporated by reference to Exhibit 10.1 to Campbell’s Form 8-K (SEC file number 1-3822) filed with the SEC on August 7, 2023.

10(n)
Five-Year Credit Agreement, dated April 16, 2024, by and among Campbell Soup Company, the Eligible Subsidiaries party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10 to Campbell’s Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on April 16, 2024.

10(o)+
Form of Amended and Restated Change in Control Severance Protection Agreement, is incorporated by reference to Exhibit 10(ee) to Campbell's Annual Report on Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2024.

10(p)+
Form of 2022 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (Earnings Per Share) is incorporated by reference to Exhibit 10.1 to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 27, 2024.

10(q)+
Form of 2022 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (Total Shareholder Return) is incorporated by reference to Exhibit 10.2 to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 27, 2024.

10(r)+
Campbell Soup Company Supplemental Retirement Plan, as amended and restated effective October 1, 2024, is incorporated by reference to Exhibit 10.3 to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 27, 2024.

10(s)
Extension Agreement, dated as of August 5, 2025, by and among The Campbell’s Company, the Eligible Subsidiaries party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10.1 to Campbell's Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on August 5, 2025.

10(t)+
Form of 2022 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (Fiscal Year 2026 - Adjusted Earnings Per Share Growth) is incorporated by reference to Exhibit 10(y) to Campbell's Annual Report on Form 10-K (SEC file number 1-3822) for the fiscal year ended August 3, 2025.

10(u)+
Form of 2022 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (Fiscal Year 2026 - Organic Sales Growth) is incorporated by reference to Exhibit 10(z) to Campbell's Annual Report on Form 10-K (SEC file number 1-3822) for the fiscal year ended August 3, 2025.

10(v)+
Second Amendment to the Campbell Soup Company Supplemental Employees' Retirement Plan, effective as of March 10, 2026, incorporated by reference to Exhibit 10.1 to Campbell’s Quarterly Report on Form 10-Q (SEC File number 1-3822) for the fiscal quarter ended May 3, 2026.

10(w)
Extension Agreement, dated as of September 16, 2026, by and among The Campbell’s Company, the Eligible Subsidiaries party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10.1 to Campbell's Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on September 17, 2026.

10(x)+	Form of 2022 Long-Term Incentive Plan Nonqualified Stock Option Agreement.

19	Insider Trading Policy, is incorporated by reference to Exhibit 19 to Campbell's Annual Report on Form 10-K (SEC file number 1-3822) for the fiscal year ended August 3, 2025.

21	Subsidiary List, is incorporated by reference to Exhibit 21 to Campbell's Annual Report on Form 10-K (SEC file number 1-3822) for the fiscal year ended August 3, 2025.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31(a)	Certification of Mick J. Beekhuizen pursuant to Rule 13a-14(a).

31(b)	Certification of Todd E. Cunfer pursuant to Rule 13a-14(a).

32(a)	Certification of Mick J. Beekhuizen pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Todd E. Cunfer pursuant to 18 U.S.C. Section 1350.

97	Amended and Restated Incentive Compensation Clawback Policy is incorporated by reference to Exhibit 97 Annual Report on Form 10-K (SEC file number 1-3822) for the fiscal year ended August 3, 2025.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K, formulated in Inline XBRL (see exhibit 101)

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
September 24, 2026

THE CAMPBELL'S COMPANY

By:	/s/ Todd E. Cunfer
Todd E. Cunfer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Campbell and in the capacities indicated on September 24, 2026.

Signatures

/s/ Mick J. Beekhuizen	*
Mick J. Beekhuizen	Maria Teresa Hilado
President and Chief Executive Officer and Director	Director
(Principal Executive Officer)

/s/ Todd E. Cunfer	*
Todd. E. Cunfer	Grant H. Hill
Executive Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Kelly L. Palumbo	*
Kelly L. Palumbo	Sarah Hofstetter
Senior Vice President, Controller and Chief Accounting Officer	Director
(Principal Accounting Officer)

*	*
Keith R. McLoughlin	Marc B. Lautenbach
Chair and Director	Director

*	*
Fabiola R. Arredondo	Mary Alice D. Malone, Jr.
Director	Director

*	*
Howard M. Averill	Kurt T. Schmidt
Director	Director

*	*
Bennett Dorrance, Jr.	Archbold D. van Beuren
Director	Director

* By: /s/ Charles A. Brawley, III
Name: Charles A. Brawley, III
Title: Executive Vice President, General Counsel and Corporate Secretary,
as Attorney-in-fact
(pursuant to powers of attorney)

Schedule II

THE CAMPBELL'S COMPANY
Valuation and Qualifying Accounts

For the Fiscal Years ended August 2, 2026, August 3, 2025, and July 28, 2024

(Millions)	Balance at Beginning of Period	Charged to/ (Reduction in) Costs and Expenses	Deductions	Balance at End of Period
Fiscal year ended August 2, 2026
Cash discount	$4	$106	$(106)	$4
Bad debt reserve	10	6	(5)	11
Returns reserve(1)	3	—	—	3
Total Accounts receivable allowances	$17	$112	$(111)	$18

Fiscal year ended August 3, 2025
Cash discount	$4	$115	$(115)	$4
Bad debt reserve	8	4	(2)	10
Returns reserve(1)	3	—	—	3
Total Accounts receivable allowances	$15	$119	$(117)	$17

Fiscal year ended July 28, 2024
Cash discount	$6	$115	$(117)	$4
Bad debt reserve	10	(2)	—	8
Returns reserve(1)	3	—	—	3
Total Accounts receivable allowances	$19	$113	$(117)	$15
_______________________________________
(1)The returns reserve is evaluated quarterly and adjusted accordingly. During each period, returns are charged to Net sales in the Consolidated Statements of Earnings as incurred. Actual returns were approximately $121 million in 2026, and $109 million in 2025 and 2024, or less than 2% of Net sales.